Form 10QSB
period 1996-09-30
TRANS GLOBAL SERVICES INC
filed 1996-11-13
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1996         Commission File  Number 0-23382

TRANS GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                  62-1544008
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification Number)

1770 Motor Parkway, Hauppauge,             NY  11788
Address of principal executive offices)    (Zip Code)


Registrant's telephone number, including area code:  (516)  582-9000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No

Number of shares of common stock outstanding as of November 6,1996:17,886,331

Trans Global Services, Inc.

INDEX


Part 1 - Financial Information:

Item 1.	Financial Statements:                                     Page No.
                                                                 ---------

Consolidated Balance Sheet - September 30, 1996                      3

Consolidated Statements of Operations-
Three and Nine Months Ended September 30, 1996
and September  30, 1995.                                             4

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 1996 and September 30, 1995.        5-6

Consolidated  Statement of Stockholders' Equity-
Nine Months Ended September 30, 1996.                               7-9

Notes to Consolidated Financial Statements                         10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       14-16

Part 11  Other Information

Item 6.	Exhibit.11 Calculation of Earnings per Share               18-19

Trans Global Services, Inc. and Subsidiaries  Consolidated
Balance Sheet September 30, 1996 (Unaudited)

Assets
  Current Assets:
  Cash                                                       $    515,479
  Accounts receivable- net of allowance of $62,500              6,405,729
  Loans receivable-officer                                         22,500
  Prepaid expenses and other current assets                       181,239
                                                                ---------
Total current assets                                            7,124,947
                                                                ---------
  Furniture, fixtures and equipment, net                           67,521
Other assets:
  Due from affiliates                                           1,449,785
  Goodwill, net                                                   836,270
  Covenant not to compete, net                                    105,744
  Customer lists, net                                           2,894,777
  Other assets                                                     24,215
  Investment in preferred stock of affiliate                    2,100,730
                                                                ---------
             Total  other assets                                7,411,521
                                                                ---------
             Total assets                                    $ 14,603,989
                                                               ==========
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable and accrued expenses                      $    649,376
  Accrued payroll and related taxes and expenses                3,148,766
  Accrued payroll tax penalties                                    75,000
  Loans payable, asset-based lender                             3,564,862
  Note payable- other                                             138,230
  Reserve for contingency                                         300,000
                                                                ---------
            Total current liabilities                           7,876,234
                                                                ---------
  Stockholders'  Equity:
   Preferred Stock (10,000 shares of $.01 par value
   Series F  authorized, issued and outstanding)                      100
  Common stock                                                    128,514
  Capital in excess of par value                               12,813,934
  Deferred consulting fees                                       (338,691)
  Accumulated deficit                                          (5,876,102)
                                                               ----------
   Total stockholders' equity                                   6,727,755
                                                               ----------
   Total liabilities and stockholders' equity                $ 14,603,989
                                                               ==========
See notes to consolidated financial statements

Trans Global Services, Inc. and Subsidiaries
Consolidated Statements of Operations (Unaudited)

                            Three Months Ended         Nine Months Ended
                      September 30  September 30     September 30 September 30
                            1996         1995           1996        1995

Revenues                $16,911,396   $14,934,874    $45,379,718  $48,172,197

Cost of revenues         15,387,465    13,890,370     41,562,317   45,288,653
                         ----------    ----------     ----------   ----------
                          1,523,931     1,044,504      3,817,401    2,883,544

Selling, general and
administrative            1,152,721     1,249,208      3,495,625    2,888,637
Amortization of
intangibles                 110,623       169,122        341,400      484,243
Acquisition expenses            -0-       528,578            -0-      528,578
                          ---------     ----------     ---------    ---------
Income (loss) from
operations                  260,587      (902,404)      ( 19,624)  (1,017,914)

Other income (expense):
  Interest expense         (183,151)     (186,992)      (508,688)    (739,691)
  Other income(expense)      21,655          -0-          58,576      (26,000)
  Contingency reserve      (300,000)                    (300,000)
                           --------      --------        --------    --------
Total other expense        (461,496)     (186,992)      (750,112)    (765,691)
                           --------      ---------      ---------    ---------

Net loss from
continuing operations      (200,909)   (1,089,396)      (769,736)  (1,783,605)

Discontinued operations:
Loss from discontinued
operations                      -0-      (105,471)         -0-       (88,866)
                           ---------      --------      ----------   --------
Net   loss                 (200,909)   (1,194,867)      (769,736)  (1,872,471)

Net   loss per
share of common stock    $    (0.02)   $    (0.32)     $   (0.09)  $   (0.72)


Weighted average number
of shares  of common
stock                    11,436,744     3,760,994      8,525,227    2,591,982



See notes to consolidated financial statements

Trans Global Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                              Nine Months       Nine Months
                                                 Ended             Ended
                                          September 30,1996  September 30,1995
Cash Flows from Operating Activities:
  Net loss from continuing operations          $  (769,736)       $(1,783,605)
  Adjustments to reconcile net loss
  to net cash used in operating
  activities:
    Depreciation and amortization                  360,452          471,793
    Charges from option exercise                   111,383          258,558
    Non-cash acquisition expenses related
    to Trans Global Transaction                        -0-          528,578
    Common stock issued for services rendered        9,506              -0-
  Change in assets and liabilities:
  (Increase) in assets:
  Receivables                                   (1,536,613)        (500,897)
  Loans receivable - officer                           -0-         ( 22,500)
  Prepaid expenses and other current assets       (100,273)        ( 34,750)

Increase (decrease) in liabilities:
  Accounts payable and accrued expenses             98,282         ( 58,854)
  Accrued payroll taxes and related expenses     1,393,081        1,009,389
  Accrued payroll tax penalties                   (625,000)             -0-
  Accrued contingency settlement                   300,000              -0-
  Accrued interest                                     -0-           53,302
                                                 ---------        ---------
    Total adjustments                               10,818        1,704,619
                                                 ---------        ---------
  Net cash used in continuing operations          (758,918)         (78,986)

  Net loss from discontinued operations                -0-          (88,866)
  Adjustments to reconcile net loss to net
    cash (used for) operating activities:
    Gain on sale of discontinued segment               -0-            8,923
    Depreciation and amortization                      -0-           68,558
    Other                                              -0-          (17,846)
                                                 ---------          --------
  Net cash used in discontinued operations             -0-          (29,231)
                                                 ---------          --------
  Net cash used in operating activities          (758,918)         (108,217)
                                                 ---------          --------
Cash Flows from Investing Activities:
 Capital expenditures                             (45,517)         (112,072)
 Net advances to affiliates                      (215,357)         (799,571)
 Cash of merged company                               -0-           504,210
 Net cash of subsidiary sold                          -0-          ( 46,600)
 Other                                                859               -0-
                                                  -------          --------
Net cash used in investing activities          $ (260,015)       $ (454,033)
                                               -----------       -----------

Trans Global Services, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

Cash Flows from Financing Activities:
 Net payments to asset-based lender           $ (113,840)       $ (172,504)
 Repayment of subordinated debt                 (700,000)         (500,000)
 Net advances from and (payments to) affiliates (176,832)          236,789
  Issuance of common stock                     2,375,000         1,453,900
  Exercise of stock options                          -0-           690,500
  Repayment of note payable                      (60,513)              -0-
  Repayment of long-term debt                        -0-          (373,812)
                                               ----------          -------
   Net cash and provided by financing
    activities                                 1,323,815         1,334,873

Net increase in cash and cash equivalents        304,882           772,623
Cash and Cash Equivalents at Beginning of
 Period                                          210,597          (360,306)
                                                --------            -------
Cash and Cash Equivalents at End of Period    $  515,479        $  412,317
                                                ========           =======
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
     Interest                                    508,688           685,680
     Income Taxes                                    -0-               -0-

During the nine months ended September 30, 1996, the Company had the following non-cash investing and financing activities:
 * Issued preferred stock with a value of $750,000 to an affiliate and reduced amounts owed to such affiliate by $750,000 plus accrued interest.
 * A stock option granted in 1995 expired without 85,000 shares being exercised. This resulted in a recapture of $83,507 of amortization expense.
   Additional stock options were granted and incurred non-cash deferred charges of $79,687 which will be amortized over the 2 year life of the grant.

During the nine month period ended September 30, 1995, the Company had the following non-cash financing activities:
 * Acquired the net assets of Concept Technologies Group, Inc., through a reverse merger. Total net assets of such entities acquired was $982,822 including cash of $504,210 at the date of acquisition.
 * Issued preferred stock with a value of $200,000 to an affiliate and reduced amounts owed to such affiliate by $200,000.
 * Issued stock options and received exercise proceeds of $690,500 and incurred non-cash deferred charges of $2,205,170.





See notes to consolidated financial statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders Equity
For the Nine Months Ended September 30, 1996

                                                      Shares       Amounts
                                                     --------     --------
Preferred stock $0.01 Par Value Series "A"
Convertible participating Authorized 25,000 shares
Balance December 31, 1995                             25,000      $  250
Conversion of Series A Convertible Participating
Preferred Stock                                      (25,000)       (250)
                                                     --------     ---------
Balance September 30, 1996                                 0           0
                                                     ========     =========


Preferred stock $0.01 Par Value Series "B" & "C"
Convertible Authorized 25,000 shares each
Balance December 31, 1995                             50,000      $  500
Exchanged for Series F Preferred Stock               (50,000)       (500)
                                                     --------     --------
Ending Balance September 30, 1996                          0           0
                                                      ======       =====


Preferred stock $.01 Par Value Series "D"
Convertible 6.25% Redeemable Authorized 20,000 shares
Balance December 31, 1995                             20,000      $  200
Exchanged for Series F Preferred Stock               (20,000)       (200)
                                                     --------     --------
Ending Balance September 30, 1996                          0           0
                                                     =======       =======


Preferred stock $0.01 Par Value Series "E"
Convertible participating Authorized 5,000 shares
Balance December 31, 1995                              5,000      $   50

Conversion of Series E Convertible Participating
Preferred Stock                                       (5,000)     $  (50)
                                                     --------      --------
Ending Balance September 30, 1996                          0           0
                                                      ======        ======

Balance December 31, 1995
Preferred stock $0.01 Par Value Series "F"                 0           0
Convertible participating Authorized 10,000 shares    10,000      $  100
                                                     --------     ---------
Balance September 30, 1996                            10,000      $  100
                                                     --------     ---------
Total preferred stock - par                           10,000      $  100
                                                      ======       =====

Trans Global Services, Inc.
Consolidated Statement of Stockholders Equity
For the Nine Months Ended September 30, 1996

<CAPTION                                               Shares        Amount
                                                       ------        ------
Additional paid-in capital  Preferred Stock
Balance December 31, 1995                                        $   199,950

Conversion of Series E Convertible Participating
Preferred Stock                                                     (199,950)
Issuance of Series F Convertible Participating
Preferred Stock                                                      750,600
                                                                   ---------
Balance September 30, 1996                                       $   750,600
                                                                     =======
Common Stock $.01 Par Value Authorized
20,000,000 Shares
Balance December 31, 1995                             3,424,609  $    34,246

Issuance of common-stock Regulation S                   500,000        5,000
Conversion of Series A Convertible Participating
 Preferred Stock                                      2,000,000       20,000
Conversion of Series E Convertible Participating
 Preferred Stock                                        120,000        1,200
Deferred issuance related to acquisition of Concept     615,482        6,155
Deferred issuance of Common Stock -Sale of WWR        1,060,000       10,600
Issuance of common-stock Regulation S                 5,000,000       50,000
Deffered issuance related to acquisition of Concept     125,000        1,250
Issuance of common stock- Sirrom Capital                  6,240           63
                                                      ---------      -------
Balance September 30, 1996                          $12,851,331    $ 128,514
                                                      =========     ========
Additonal paid-in capital Common Stock
Balance December 31, 1995                                        $ 9,631,284
Issuance of common-stock Regulation S                                370,000
Conversion of Series A Convertible Participating
 Preferred Stock                                                     (19,750)
Conversion of Series E Convertible Participating
 Preferred Stock                                                     198,800
Deferred issuance related to acquisition of Concept                   (6,155)
Deferred issuance of Common Stock- Sale of WWR                       (10,600)
Deferred issuance related to acquisition of Concept                   (1,250)
Issuance of Common Stock Regulation S                              1,950,000
Issuance of Common Stock - Sirrom Capital                              9,443
Expiration of below market options                                  (138,125)
Issuance of below market options                                      79,687
                                                                   ---------
Balance September 30, 1996                                       $12,063,334
                                                                  ==========
Accumulated (deficit)
 Balance December 31, 1995                                       $(5,106,366)
 Net loss                                                         (  769,736)
                                                                 ------------
Balance September 30, 1996                                       $(5,876,102)
                                                                ============

Trans Global Services, Inc.
Consolidated Statement of Stockholders Equity
For the Nine Months Ended September 30, 1996

                                                      Shares         Amount
                                                      ------         ------
Deferred Charges
 Balance December 31, 1995                                       $  (508,512)
Amortization of deferred consulting costs                            194,890
Expiration of below market options                                   138,125
Recapture of amortization on expired below market
 options                                                             (83,507)
Issuance of below market options                                     (79,687)
                                                                     -------
Balance September 30, 1996                                       $  (338,691)
                                                                    ========

Total Stockholders' Equity
Balance December 31, 1995                                        $ 4,251,602
Issuance of Common Stock - Regulation S                              375,000
Issuance of Series "F" Preferred Stock                               750,000
Issuance of Common Stock - Regulation S                            2,000,000
Issuance of Common Stock - Sirrom Capital                              9,506
Amortization of deferred consulting cost                             194,890
Recapture of amortization on expired below market options            (83,507)
Net Loss                                                            (769,736)
                                                                   ---------
Balance September 30, 1996                                       $ 6,727,755
                                                                  ==========


Trans Global Services, Inc.
Notes to Consolidated Financial Statements

(1) Basis of Presentation
In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1996 and the results of its operations for the three and nine months ended September 30, 1996 and 1995 and the changes in cash flows for the nine months ended September 30, 1996 and 1995.

In March 1996, the Company's certificate of incorporation was amended to
(a) change the name of the Company to Trans Global Services, Inc. and (b) increase the authorized capital stock from 100,000 shares of Preferred Stock, par value $.01 per share ("Preferred Stock"), and 4,000,000 shares of Common Stock, par value $.01 per share ("Common Stock") to 2,000,000 shares of Preferred Stock and 20,000,000 shares of Common Stock. As a result of the filing of the certificate of amendment to the certificate of incorporation, the 25,000 outstanding shares of Series A Participating Convertible Preferred Stock ("Series A Preferred Stock") were automatically converted into 2,000,000 shares of Common Stock and the 5,000 outstanding shares of Series E Participating Convertible Preferred Stock ("Series E Preferred Stock") were automatically converted into 120,000 shares of Common Stock. See Note 5.

(2)  Summary of Significant Accounting Policies
Principles of Consolidation- The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries, Avionics Research Corp.("ARC") and Resource Management International, Inc. ("RMI"). All intercompany transactions and balances have been eliminated in consolidation.

Receivables- The Company finances substantially all of its receivables from an asset-based lender under an agreement entered into in August 1994. The agreements have a maximum availability of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.25% at September 30,1996 plus 2% and a commission of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At September 30,1996, the total amount advanced by the asset-based lender was $3,564,862. The Company has been advised that, as a result of a change in its general lending policies, the Company's asset-based lender is reducing the Company's maximum borrowing availability to $1 million, effective in late October 1996, which date has been orally extended until January 1997. Although the Company is seeking a deferral of the effectiveness in the reduction of the available credit and is seeking alternative financing sources, no assurance can be given that the Company can or will be able to obtain either an extension or an alternate financing source, the failure of which could have a material adverse effect upon the Company.

Prepaid expenses and other current assets consist of approximately $181,000 of prepaid insurance.

Property and Equipment- Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line method over the estimated useful lives of the respective assets. Estimated useful lives range from 3 to 10 years as follows:

Furniture and Fixtures                       5 - 7  Years
Leasehold Improvements                       5 - 10 Years
Transportation Equipment                     3 - 4  Years
Office Equipment                             5 - 10 Years


Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

Revenue Recognition- The Company records revenue as services are provided by personnel.

Income Taxes- The Company accounts for income taxes in accordance with SFAS No.109, under the asset and liability method. The Company has deferred tax assets which have been fully reserved due to uncertainty with regard to its ultimate realization. The Statement of Operations does not reflect an income tax benefit due to a corresponding increase in the deferred tax asset valuation allowance.

Estimates- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk- The Company extends credit to customers which results in accounts receivable arising from its normal business activities. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near future. The Company presently has 5 clients which when combined account for approximately 72% of the total revenues of the Company for the nine month period ending September 30,1996. These same clients account for approximately 72% of the total outstanding accounts receivable as of September 30, 1996, as well. The Company's largest clients are the Boeing Corporation and Northrup Grumman which account for 25% and 19% of the total revenue for the nine months ended September 30, 1996.

(3)  Interim Results

The results of operations for the three and nine months ended
September 30,1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

4)  Payroll Taxes:
The Company has negotiated an agreement with the IRS for the payment of certain payroll taxes, interest and penalties relating to the quarter ended March 31, 1996. The Company has agreed to pay the remaining balance of approximately $1,350,000 in 7 equal monthly installments of $150,000 with the balance to be paid in an eighth monthly installment.All other taxes are current. The Company continues to contest the penalties and is seeking to recover the amounts paid.

5)  Stockholders' Equity :
Preferred Stock:
The authorized capital stock of the Company is 2,000,000 shares of Preferred Stock, and 20,000,000 shares of Common Stock. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

As a result of the automatic conversion of the Series A Preferred Stock and Series E Preferred Stock into Common Stock (see Note 1), there were no shares of Series A or E Preferred Stock outstanding at September 30, 1996.

On June 30,1996, a debt and equity restructure with the Company's principal stockholder SIS Capital Corp. ("SISC") took place, whereby SISC cancelled $750,000 of the Company's debt and all of the shares of Series B,C and D Preferred Stock owned by SISC, including accrued dividends due on the Series D Preferred Stock in exchange for 9,950 shares of Series F Preferred Stock and Warrants to purchase 3,200,000 shares of Common Stock at $.50 per share (the "SISC Recapitalization"). As part of the SISC Recapitalization, the Company issued 50 shares of Series F Preferred Stock to DLB, Inc. ("DLB") which owned 5% of the Series B and C Preferred Stock. All of DLB's shares of Series B and C Preferred Stock were cancelled as well. DLB is owned by the wife of the chairman of the board, however the chairman disclaims beneficial interest in DLB or any securities owned by DLB.

As a result of the SISC Recapitalization, there were no shares of the Series B, C and D outstanding as of September 30, 1996..

Common Stock:

As a result of the filing of the amendment to the certificate of incorporation increasing the authorized capital stock (see Note 1), the Company issued 1,800,482 shares of Common Stock, to persons who had agreed to defer receipt of their shares until the certificate of incorporation was amended. Such shares were included in the computation of loss per share for 1995 and the computation of earnings (loss) per share for the three and nine months ended September 30,1996. The consideration for such shares had been included in additional paid-in capital and, upon issuance, the par value was transferred to Common Stock.











<Page 13>

Stock Options and Warrants:

Series D Common Stock Purchase Warrants-
Issued to SISC as part of the "SISC Recapitalization" to purchase an aggregate of 3,200,000 shares of Common Stock. The exercise price of the Series D Warrants is $0.50 per share.

Non-Employee Directors, Consultants and Advisors Stock Plan-
On August 14, 1996 an option was granted to a consultant to purchase 85,000 shares of Common Stock, for future services, at a price of $0.50 per share. The value of the stock at that date of grant was $1.4375 per share. Although the option had not been exercised the deferred charges amount to;

    Shares                                             85,000
    Value of stock at date of grant                    1.4375
    (Weighted average)                                 ------
                                                      122,188
    Exercise price                                     42,500
                                                     --------
    Total charges deferred at the time of exercise   $ 79,688
                                                     ========

1995 Long-Term Incentive Plan-
In March 1996 the Company granted incentive stock options to employees, pursuant to the 1995 Long Term Incentive Plan, to purchase an aggregate of 1,310,000 shares of Common Stock at $1.125 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the Company, who received an option to purchase 800,000 shares of Common Stock, Mr. Lewis S. Schiller, chairman of the board of the Company, who received an option to purchase 50,000 shares of Common Stock, one other officer, who received an option to purchase 100,000 shares of Common Stock, and eleven other employees who received options to purchase an aggregate of 260,000 shares of Common Stock.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended September 30, 1996 and 1995

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable federal and state withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1996 Social Security taxes are payable on the first $62,700 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

For the three months ended September 30, 1996, the Company had revenues of approximately $16.9 million reflecting a 13.2% increase from the revenues of $14.9 million during the quarter ended September 30,1995. This increase is attributed to additional revenues generated from the Company's existing customer base as well as revenues generated from new customers. The gross margin for the current period was 9.0% as compared to 7.0% for the same period in 1995.

Selling, general and administrative expenses were $1,153,000 or 6.8% of sales, for the three months ended September 30, 1996 and $1,249,000 or 8.4% of revenue for the three months ended September 30, 1995. This decrease is primarily attributable to the reduction in amortization expenses related to the issuance of securities for consulting services.

The Company finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of the Company's assets. At
September 30, 1996, such borrowings were $3.6 million. The interest rate (exclusive of the fee) payable by the Company at September 30, 1996 was 10.25%. Interest expense decreased by 2% in the current period compared to the three months ended September 30, 1995, as result of slightly reduced borrowings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Contd)

In connection with the November 1994 acquisition by RMI of the assets of Job Shop Technical Services, Inc. ("Job Shop") the United States Department of Labor and the independent trustee of the Job Shop 401(K) Plan (collectively, the "DOL") have taken the position that RMI may have liability with respect to Job Shop's ERISA liability, which was approximately $3.0 million in November 1994. Although the Company disputes the claims of the DOL, at September 30,1996, it established a $300,000 reserve with respect to such claims.

The Company sustained a loss of $ 201,000 or a $0.02 per share, for the three months ended September 30,1996, as compared to a net loss of $1,195,000 or $0.32 per share for the comparable period of 1995. The loss for the 1996 period reflects the factors described above, principally the $300,000 charge relating to the claim by the DOL. The reduction in the loss from the 1995 period to the 1996 period reflects the improved revenue and gross margin as well as the elimination of acquisition expenses which were incurred in the 1995 period.

The Company's profitability is dependent upon increasing its revenue and gross margins decreasing its financing costs and obtaining equity capital.

Nine months ended September 30, 1996 and 1995

For the nine months ended September 30, 1996 the Company had revenues of $45.4 million reflecting a 5.8% decrease from the revenues of $48.2 million during the nine months ended September 30,1995. This decrease is attributed to the loss of a contract on January 1, 1996, from one of the Company's larger customers in the aerospace industry. However, by the end of the current period, the Company had increased its revenue so that its monthly rate of revenue was greater than prior to the loss of the customer. The Company's gross margin for the nine months ended September 30,1996 was 8.4% compared to 6% for the same period in 1995. The increase is a result of the higher gross margins on the new sales by the Company and the low gross margin on the contract that was lost.

Selling, general and administrative expenses were approximately $3,500,000 or 7.7% of sales, for the nine months ended September 30,1996 and $2,900,000 or 6% of revenue for the same period in 1995. This increase is primarily attributed to penalties of $550,000 for late withholding payments.

Interest expense for the nine months ended September 30,1996 was approximately $509,000 compared to $740,000 for the same period a year ago reflecting a decrease of 31% in the current period. This decrease can be directly attributed to the reduced financing rates the Company was able to negotiate in June 1995 and a decrease in borrowings during the current year.

The Company has not provided for income taxes for the nine months ended September 30, 1996 due to a current period loss. Federal and state tax benefits have not been recognized for the nine months ended September 30,1996, as under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that more likely than not the deferred tax asset will not be realized.

Item 2. Management's Discussin and Analysis of Financial Condition and Results of Operations (Contd)

Liquidity and Financial Position

As of September 30, 1996, the Company had a working capital deficit of $750,000. Its working capital deficit reflects (a) $3.6 million due to the Company's asset-based lender, (b) payroll taxes and related expenses of $3.1 million and (c) accounts payable and accrued expenses of $ 1.1 million.

The Company has filed a registration statement with respect to a public offering of its securities, however, no assurance can be given that the Company will be successful in completing such an offering, and the failure to obtain necessary financing could have a materially adverse effect upon the Company.

The Company and its subsidiaries have certain outstanding notes. One of these notes, issued by WWR Technology, Inc. ("WWR"), in the amount of $400,000, is guaranteed by the Company, SISC and certain entities which are affiliated with a director of the Company. The Company's obligation on its guarantee continue notwithstanding the sale of WWR to an affiliate of SISC in September 1995.

In May 1991, prior to the acquisition of Avionics by the Company, the Government Printing Office wrote Avionics asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. Although the Company believes that these claims are without merit and intends to contest these claims vigorously if reasserted, it believes that the ultimate disposition of this matter will not have a material adverse affect on the Company's consolidated financial position.

The Company has an agreement with the IRS with respect to unpaid payroll taxes for the quarter and March 31, 1996. The Company has agreed to pay the balance of approximately $1,350,000 plus interest in seven monthly installments of $150,000 with the remaining balance to be paid in an eighth installment. The IRS has agreed to subordinate this obligation to the Company's asset-based lender providing the Company is in compliance with current IRS regulations concerning the timely deposit of Federal employment and withholding taxes.

In connection with the November 1994 acquisition by RMI of the assets of Job Shop Technical Services, Inc. ("Job Shop") the United States Department of Labor and the independent trustee of the Job Shop 401(K) Plan (collectively, the "DOL") have taken the position that RMI may have liability with respect to Job Shop's ERISA liability, which was approximately $3.0 million in November 1994. Although the Company disputes the claims of the DOL, at September 30, 1996, it established a $300,000 reserve with respect to such claims.

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibit 11 - Computation of Earnings per Common
                           Share.

Trans Global Services, Inc.
EXHIBIT 11.1- Computation of Earnings per Share


                                     Three Months Ended  Nine Months Ended
                                     September 30, 1996  September 30, 1996

Net loss                                 $  (200,090)       $  (769,736)
                                          ----------          ---------
Loss per Share:
   (Loss)  per share - Note 1                 ($0.02)           ( $0.09)
                                          ----------          ---------
   (Loss)  per share - assuming
           full dilution Note 2               ($0.01)           ( $0.04)
                                          ----------          ----------


Note 1:

Computed by dividing the net (loss) income for the periods by the weighted average number of common shares outstanding (11,436,744 and 8,525,227) for the three and nine months ended September 30,1996. No stock options or warrants are assumed to be exercised because they are anti-dilutive for the period.

   (i) Assumes that Series A and E Preferred Stock were automatically converted at the beginning of the period into 2,120,000 shares of Common Stock.


Note 2:

Computed by dividing net loss by the weighted average number of common shares (11,436,744 and 8,525,227) for the three and nine months ended September 30,1996 adjusting it by item (i) to (v) below.

   (i) Assumes that stock options to purchase 85,000 shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, resulting in a net increase in outstanding common stock of 59,351 and 55,527 for the three and nine months ended September 30, 1996.

  (ii) Assumes that 1,310,000 1995 Stock Incentive Plan stock options outstanding at September 30, 1996 were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, resulting in a net increase in outstanding common stock of 420,591 and 287,982 for the three and nine months ending September 30, 1996.

Trans Global Services, Inc.
EXHIBIT II.I  Continued


  (iii) Assumes that the following convertible preferred shares were converted to common stock at the beginning of the period as follows:


                     Preferred Stock    Conversion Rate       Common Stock
 Series F Preferred       10,000             1000              10,000,000
                                                               ---------
                                                               10,000,000
                                                               =========

   (iv) Assumes common stock purchase warrants to purchase an aggregate of 1,924,597 common shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, resulting in a net decrease in outstanding common stock of 3,932,337 and 4,805,596 for the three and nine months ended September 30,1996.

   (v) Assumes common stock purchase warrants to purchase an aggregate of 3,200,000 shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, resulting in a net increase in outstanding common stock of 2,234,400 and 2,090,430 for the three and nine months ending September 30,1996.



NOTE- THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO.9083, ALTHOUGH IT IS CONTRARY TO PARA.40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANTI-DILUTIVE RESULT.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  November 13,1996                      Lewis S. Schiller
                                            (Chief Executive Officer)





                                            ------------------------
Date:  November 13,1996                      Glen R. Charles
                                            (Chief Financial Officer)