Form 10QSB/A
period 1996-09-30
TRANS GLOBAL SERVICES INC
filed 1996-11-15
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-QSB/A Amendment No.1

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

On June 30,1996, a debt and equity restructure with the Company's principal stockholder SIS Capital Corp. ("SISC") took place, whereby SISC cancelled $750,000 of the Company's debt and all of the shares of Series B,C and D Preferred Stock owned by SISC, including accrued dividends due on the Series D Preferred Stock in exchange for 9,950 shares of Series F Preferred Stock and Warrants to purchase 3,200,000 shares of Common Stock at $1.25 per share, the fair market value at the date of grant, (the "SISC Recapitalization").
As part of the SISC Recapitalization, the Company issued 50 shares of Series F Preferred Stock to DLB, Inc. ("DLB") which owned 5% of the Series B and C Preferred Stock. All of DLB's shares of Series B and C Preferred Stock were cancelled as well. DLB is owned by the wife of the chairman of the board, however the chairman disclaims beneficial interest in DLB or any securities owned by DLB.

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


Note 1:

Computed by dividing the net (loss) income for the periods by the weighted average number of common shares outstanding (11,436,744 and 8,525,227) for the three and nine months ended September 30,1996. No stock options or warrants are assumed to be exercised because they are anti-dilutive for the period. The weighted average number of common shares outstanding is calculated by weighing common shares issued during the period by the actual number of days that such shares are outstanding during the period.

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

   (v) Assumes common stock purchase warrants to purchase an aggregate of 4,900,000 shares were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, resulting in a net increase in outstanding common stock of 1,203,561 and 652,427 for the three and nine months ending September 30,1996.



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