Form 10-K
period 1996-12-31
TRANS GLOBAL SERVICES INC
filed 1997-03-28
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
			WASHINGTON, D.C.  20549
			  ___________________
				FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

			Commission File No. 0-23382
			Trans Global Services, Inc.
		(Exact name of Registrant as Specified in its Charter)

     Delaware                                    62-1544008
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)                identification no.)

1770 Motor Parkway, Hauppauge, New York            11788
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:  (516) 582-9000

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

	Title of Each Class
Common Stock, par value .01 per share
Indicate by a check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 25,1997: $11,908,875

State the number of shares outstanding of each of the Registrant's classes of common stock as of March 25, 1996: 22,901,331 shares of Common Stock, par value $.01 per share.

	DOCUMENTS INCORPORATED BY REFERENCE

None

	PART I

Item 1. Business.

Trans Global Services, Inc. (the "Registrant"), is engaged in providing technical temporary staffing services. In performing such services, the Registrant addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. The Registrant believes that the market for outsourcing services such as those offered by the Registrant results from the trend in employment practices by major corporations in the aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis.
The Registrant seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial inter-viewing, fringe benefits and record keeping. Although the employees provided by the Registrant are on temporary contract assignment, they work with the client's permanent employees; however, they receive different compensation and benefits than permanent employees.

In providing its services, the Registrant engages the employees, pays the payroll and related costs, including FICA, worker's compensation and similar Federal and state mandated insurance and related payments. The Registrant charges its clients for services based upon the hourly payroll cost of the personnel. Each temporary employee submits to the Registrant a weekly time sheet with work hours approved by the client. The employee is paid on the basis of such hours, and the client is billed for those hour at agreed upon billing rates.

The Registrant is a Delaware corporation which was incorporated in September 1993 under the name Concept Technologies Group, Inc. ("Concept"). The Registrant's executive offices are located at 1770 Motor Parkway, Hauppauge, New York 11788, telephone (516) 582-9000.

In May 1995, Concept acquired all of the issued and outstanding stock of Trans Global Services, Inc., a Delaware corporation now known as TGS Services Corp. ("TGS"), in exchange for a controlling interest in the Registrant. Such transaction is referred to as the "Trans Global Transaction." In March 1996, the Registrant changed its corporate name to Trans Global Services, Inc. Prior to May 1995, the Registrant's primary business was the operation, through WWR Technology, Inc. ("WWR"), of the Klipsch professional loudspeaker business. As a result of the Trans Global Transaction, the Registrant's principal business became the provision of technical temporary staffing services. As of September 30, 1995, the Registrant sold the stock of WWR to an affiliated party.

Item 1. Business [Continued]

TGS is a Delaware corporation which was incorporated in January 1995 to hold the stock of its two subsidiaries, Avionics Research Holdings, Inc. ("Holdings") and Resource Management International, Inc. ("RMI"). Prior to January 1995, the stock of Holdings and RMI was held by SIS Capital Corp. ("SISC"), which is a wholly-owned subsidiary of Consolidated Technology Group Ltd. ("Consolidated"). Consolidated is a public company whose businesses include, in addition to the Registrant, the management and operation of magnetic resonance imaging centers, the manufacture and sale of electro-mechanical and electro-optical products, a range of telecommunications services, computerized health information systems and related services which are offered to health care providers, and the marketing and selling of three dimensional imaging products. Holdings was formed to acquire the stock of two related companies, Avionics Research Corporation of New York and Avionics Research Corp. of Florida (collectively, "Avionics") in December 1993. RMI was formed in 1994 to acquire assets of Job Shop Technical Services, Inc. ("Job Shop") in November 1994. RMI conducts business under the name The RMI Group. Avionics has been engaged in the contract engineering business since its organization in 1954, and RMI commenced such business in November 1994, with the acquisition of assets from Job Shop.

References to the Registrant refer to the Registrant and TGS and its subsidiaries, unless the context indicates otherwise. References to Concept relate to the Registrant prior to the consummation of the Trans Global Transaction in May 1995.

At December 31, 1996, SISC was the owner of approximately 48.9% of the Registrant's outstanding Common Stock and held warrants which, if converted and exercised, would result in SISC's ownership of approximately 54.5% of the Common Stock. Mr. Lewis S. Schiller, chairman of the board and chief executive officer of the Registrant, is also chairman of the board and chief executive officer of Consolidated, SISC, Netsmart Technologies, Inc. ("Netsmart"), a public corporation of which SISC owns a majority of the Common Stock, and Lafayette Industries, Inc. ("Lafayette"), a public corporation controlled by SISC. Mr. Schiller and SISC together owned approximately 53.9% of the Registrant's outstanding Common Stock and held warrants and options which, if exercised, would result in their ownership of approximately 59.7% of the Registrant's Common Stock. The Trinity Group, Inc. ("Trinity"), a wholly-owned subsidiary of Consolidated, has an agreement with the Registrant pursuant to which the Registrant pays Trinity fees of $10,000 per month through March 2000, which monthly fee will increase to $25,000 commencing with the month in which its proposed public offering is completed. Mr. Norman
J. Hoskin, a director of the Registrant, is a director of Consolidated, Netsmart, Lafayette and certain subsidiaries of Consolidated. Mr. E. Gerald Kay, a director of the Registrant, is a director of Lafayette and certain subsidiaries of Consolidated.

Item 1.  Business [Continued]

Since May 1995, the Registrant's principal business has been technical temporary staffing services. In performing such services, the Registrant, through its two wholly-owned subsidiaries, Holdings and RMI, addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. The Registrant believes that the market for outsourcing services such as those offered by the Registrant results from the trend in employment practices by major corporations in the aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. The Registrant seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by the Registrant are on temporary contract assignment, they work with the client's permanent employees; however, they receive different compensation and benefits than permanent employees.

In providing its services, the Registrant engages the employees, pays the payroll and related costs, including FICA, worker's compensation and similar Federal and state mandated insurance and related payments. The Registrant charges its clients for services based upon the hourly payroll cost of the personnel. Each temporary employee submits to the Registrant a weekly time sheet with work hours approved by the client. The employee is paid on the basis of such hours, and the client is billed for those hours at agreed upon billing rates.

The Registrant also offers its clients a range of integrated logistical support services which are performed at the Registrant's facilities. These services, which are ancillary to a project, include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. In performing these services, the Registrant hires the necessary employees for its own account and may work with the client in developing and preparing the documentation. Payments are made pursuant to a purchase order from the client on a project basis and not as a percentage of the cost of the employees. To date, the integrated logistics support business has not generated more than nominal revenue, and no assurance can be given that the Registrant will generate any significant revenue or profit from such services.

The Registrant's strategy has been directed at increasing its customer base and providing additional services, such as integrated logistics support, to its existing customer base. The Registrant believes that the key to profitability is to provide a range of services to an increased customer base. In this connection, the Registrant is increasing its marketing effort both through its own personnel and in marketing efforts with other companies that offer complementary services.

Item 1.  Business [Continued]

Markets and Marketing

The market for the Registrant's services is comprised of major corporations in such industries as aerospace, electronics, energy, engineering, computer services and telecommunications, where "downsizing" and "outsourcing" have become an increasingly important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to serve as employer of record for its temporary staff, and its agreements are terminable by the client without significant notice.

The Registrant maintains a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by the Registrant, referrals and responses to advertisements placed by the Registrant in a variety of local media, including newspapers, yellow pages, magazines and trade publications. Part of the Registrant's responsibilities for any engagement is the recruitment and initial interviewing of potential employees, with the client conducting any final interviews it deems necessary. The majority of work performed by the Registrant' employees is performed at the client's premises and under the client's direction, although the Registrant is the employer of record.

The Registrant markets its services to potential clients through its officers, management and recruitment personnel who seek to provide potential clients with a program designed to meet the client's specific requirements. The marketing effort utilizes referrals from other clients, sales calls, mailings and telemarketing. The Registrant also conducts an ongoing program to survey and evaluate the clients' needs and satisfaction with the Registrant's services, which it uses as part of its marketing effort.

Although the Registrant has eight offices, including its main office in Long Island, New York, throughout the United States, there is no limited geographic markets for the Registrant's services. The Registrant has in the past established offices in new locations when it receives a contract in the area and it cannot effectively service such contract from its existing offices. The Registrant intends to continue to establish new offices as necessary to meet the needs of its customers.

A client will utilize contract engineering services such as those provided by the Registrant when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides the Registrant with a detailed job description. The Registrant then conducts an electronic search in its computerized resume data base for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by the Registrant's recruiters, who interview interested candidates. If a candidate is acceptable to the Registrant and interested in the position, the Registrant refers the candidate to the client. An employment agreement is executed with the Registrant prior to the commencement of employment.

Item 1.   Business [Continued]

The Registrant serves primarily the aerospace and electronics industries as well as the telecommunications, banking and computer science industries and public utilities along with numerous manufacturing companies. The Registrant is expanding its effort to address the general trend of "downsizing" and "outsourcing" by major corporations on a national basis. To meet this goal, the Registrant has commenced a national sales campaign addressing a broad spectrum of Fortune 500 companies, offering a managed staffing service to those companies in the process of downsizing and outsourcing specific functions. Since a company engaged in downsizing seeks to focus on its core business needs with its in-house staff, the Registrant seeks to identify and address the needs of a specific task or department not part of the core business for which outsourcing would be an appropriate method of addressing those needs. In addressing these needs, the Registrant has conducted marketing efforts with Manpower International, Inc., TAD Resources International Inc. and Olsten Corporation.

The Registrant's contracts are generally terminable by the client on short notice.

The Registrant's largest customers for  1996 were Boeing, Lockheed,
Northrop Grumman, Gulfstream Aerospace Corp. and Bell Helicopter Textron, which accounted for approximately $16 million, $13 million, $9 million, $5 million and $4 million, or 25.6%, 20.8%, 14.4%, 8% and 6.4% of revenue, respectively. For the year ended December 31, 1995, Northrop Grumman, Lockheed and Boeing accounted for $19.4 million, $10.2 million and $9.6 million, or 30.7%, 16.1% and 15.2% of revenue, respectively. No other client accounted for 5% or more of the Registrant's revenues in either the year ended December 31 ,1996 or the year ended December 31, 1995.

Avionics' largest clients for 1994 were Northrop Grumman and Martin Marietta Corp., which accounted for approximately $14.5 million and $2.0 million, respectively, which represented approximately 57% and 8% of the Registrant's revenue for 1994.

RMI was formed in 1994 to acquire assets of Job Shop in November 1994. RMI conducts business under the name The RMI Group. During 1994, six clients of RMI and Job Shop accounted for aggregate revenues of $32 million, or approximately 90% of their combined revenue for the year. Boeing and Lockheed Ft. Worth Company, which accounted for revenues of $10 million and $7.5 million, or 22% and 17% of such combined revenue for 1994, were the only clients which accounted for more than 10% of the combined revenue of RMI and Job Shop. four other clients, three of which are in the aerospace industry, accounted for aggregate revenue of $14.7 million, or 51% of the combined revenue of RMI and Job Shop for 1994.

Item 1.    Business [Continued]

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. The Registrant competes with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants. The Registrant believes that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, the ability of the Registrant to generate revenues is dependent not only upon its ability to obtain contracts with clients, but also to provide its clients with qualified employees. The market for qualified personnel is highly competitive, and the Registrant competes with other companies in attracting employees.


Government Regulations

The technical temporary staffing industry,in which the Registrant is engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, the Registrant is subject to Federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. The Registrant also maintains 401(k) plans for its employees and is subject to regulations concerning such plans.

The Registrant does not have contracts with any government agencies. However, the Registrant does have contracts with clients, including major defense contractors, that have contracts with government agencies. The Registrant's contracts with its clients are based on hourly billing rates for each technical discipline. Many of the clients' contracts with government agencies are subject to renegotiation or cancellation for the convenience of the government. Since the manpower needs of each of the Registrant's clients are based on the clients own requirements and the client's needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact the business of the Registrant.

Item 1.  Business [Continued]
Employees

At December 31, 1996, the Registrant had 963 employees, of which 921 were contract service employees who performed services on the clients' premises and 42 were executive and administrative employees. Each of the Registrant's offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with the Registrant which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by the Registrant's clients for any reason, the Registrant has no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. The Registrant's employees are not represented by a labor union, and the Registrant considers its employee relationship to be good.

Item 2. Description of Property.

The Registrant leases an aggregate of approximately 12,800 square feet of office facilities at two locations in Long Island, New York, where it maintains its executive offices. It also rents modest office space in Houston, Texas, Phoenix, Arizona, Arlington, Texas, Los Angeles, California, Seattle, Washington, Orlando, Florida and Wichita, Kansas. The aggregate annual rent payable by the Registrant is approximately $160,000, which is subject to annual increases. The Registrant believes that its present office space is adequate for its present needs and that additinal office space is readily available on commercially reasonable terms.


Item 3. Legal Proceedings.

There is no material litigation pending or threatened against the Registrant.

The United States Department of Labor and the independent trustee of Job Shop's 401(k) retirement plan (collectively, "DOL") has filed a complaint against Job Shop and its principal stockholder for civil violations of ERISA resulting from the failure of Job Shop to deposit employee contributions to Job Shop's 401(k) retirement plan. A similar complaint was filed by former employees of Job Shop against Job Shop, its principal stockholder and others. At November 22, 1994, the amount due to the Job Shop 401(k) plan was approximately $3.0 million, which amount may have increased since such date as a result of interest and penalties. Neither the Registrant nor RMI, the subsidiary which acquired assets and assumed certain obligations of Job Shop in November 1994, has been named as a defendant in either of such actions. The DOL has raised with the Registrant the possibility that RMI may by liable with respect to Job Shop's ERISA liability as a successor corporation or purchaser of plan assets, even though RMI did not assume such obligations and paid value for the Job Shop assets which it did purchase. Although the Registrant is engaged in discussions with the DOL, no assurance can be given that such discussions will result in any settlement acceptable to the Registrant. However, in connection with the negotiations with the DOL and with the consent of the IRS, the Registrant has paid into escrow $400,000 of the money due the IRS in connection with the agreement with the IRS relating to the acquisition of Job Shop assets. See Note 11 of Notes to Trans Global Services, Inc. Consolidated Financial Statements. During 1996, the Registrant established a $300,000 reserve with respect to the DOL's claim, however, no assurance can be given that such reserve will be adequate.

Item 3.  Legal Proceedings [Continued]

In May 1991, prior to the acquisition of Avionics by the Registrant, the Government Printing Office wrote the Registrant asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. The Registrant believes that these claims are without merit and intends to contest these claims vigorously if reasserted. The Registrant believes that the ultimate disposition of this matter will not have a material adverse affect on the Registrant's consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders.

On November 21, 1996, the Registrant held a special meeting of stockholders. At the meeting the following proposals were approved by the vote set forth below:

Proposal                          Votes For  Votes     Abstain  Broker
                                   					     Against            Non-votes
--------                          ---------  -------   -------  ---------
Amendment to the certificate of
incorporation to increase the
authorized capital stock to
20,000,000 shares of Preferred
Stock and 50,000,000 shares of
Common Stock.                    9,099,451   85,545    13,450   7,739,670

Amendment to the 1995 Long Term
Incentive Plan to increase the
maximum number of shares subject
to the plan from 500,000 shares
to 2,000,000 shares.             9,093,001   91,995    13,450   7,739,670

					PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Registrant's Common Stock and Redeemable Common Stock Purchase Warrants are traded on The Nasdaq SmallCap Market. Until September 20, 1995, the symbols for the Common Stock and 1994 Warrants were "CTGI" and "CTGIW," respectively. Effective on September 21, 1995, the trading symbols were changed to "TGSI" and "TGSIW," respectively.

The high and low closing bid prices for the Registrant's Common Stock and 1994 Warrants since January 1995 are as follows:

                                 				   Common Stock            1994 Warrants
				                                 ---------------          ---------------
                                				 High      Low            High        Low
1994
  Third Quarter
    (from September 22)         $5-7/8    $4-5/8          $1-1/4     $5/8
  Fourth Quarter                 5-3/4     3-1/8           1-3/8      1/2

1995
  First Quarter                  3-7/8     2               1          3/8
  Second Quarter                 4-3/4     3-1/2           7/8        7/8
  Third Quarter                  4-1/4     2-1/8           15/16     5/16
  Fourth Quarter                 3-1/2     1-3/8           1/2       11/32

1996
  First Quarter                  1-11/16   15/16           15/32     3/16
  Second Quarter                 1-3/4     1-7/32           1/2      5/16
  Third Quarter                  1-31/32   1-3/8           11/32     7/32
  Fourth Quarter                 2-1/4     1-7/16           7/32     5/32

1997
 First Quarter(through March 25) 2-3/32    1-1/8            5/32     3/32

The closing bid prices for the Common Stock and 1994 Warrants on March 25, 1997 were $1 3/8 and $3/32, respectively. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 1997, the Registrant believes that there were approximately 1,500 beneficial holders of the Common Stock.

The Registrant has paid no dividends on its Common Stock since inception, and does not expect to pay any dividends for the foreseeable future.

Item 6.  Selected Financial Data.

			     TRANS GLOBAL SERVICES, INC.
			      SELECTED FINANCIAL DATA
			(In thousands, except per share amounts)

Set forth below is selected financial data with respect to the Company for the years ended December 31, 1996, 1995 and 1994. The selected financial data has been derived from the financial statements which appear elsewhere in this Report. This data should be read in conjunction with the financial statements of the Company and the related notes which are included elsewhere in this Report.

Statement of Operations Data 1:
------------------------------
                                   					      Year Ended December 31,
					                                      -----------------------------
					                                       1996         1995       1994
Revenue                                    $62,594     $63,152     $25,287
Net (loss) from continuing operations         (681)     (4,413)       (411)
Net (loss)                                    (681)     (4,696)       (411)
Net (loss) per share of Common Stock          (.04)      (1.48)       (.68)
Weighted average number of shares of
 Common Stock outstanding                   15,183       3,173         600

Balance Sheet Data:
                                           					  December 31,
                               					         -----------------------------
					                                        1996         1995       1994

Working capital (deficiency)             $  (755)      $(2,401)   $(1,805)
Total assets                              13,100        12,763     10,345
Total liabilities                          6,274         8,511      9,033
Accumulated deficit                       (5,788)       (5,106)      (411)
Stockholders' equity                       6,826         4,252      1,312

1 Statement of operations data includes the operations of RMI commencing November 22, 1994.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following information relates to the business of the Registrant and TGS for the periods covered. The only business conducted by the Registrant is the technical temporary staffing services business, which was conducted by TGS and its affiliated companies prior to the completion of the Trans Global Transaction. The business conducted by the Registrant prior to the Trans Global Transaction is no longer conducted by the Registrant and is treated as discontinued operations. References to the Registrant's operations prior to January 1995, when the Registrant was organized, relate to the operations of Avionics and RMI as subsidiaries of SISC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Years ended December 31, 1996 and 1995

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Registrant's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, the Registrant is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Registrant's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Registrant's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Registrant satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Registrant experiences turnover in employees, its gross margin will be adversely affected. For example, in 1996, Social Security taxes are payable on the first $62,700 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Registrant to pay Social Security tax for such employee. Since most of the Registrant's employees receive compensation in excess of that amount, the Registrant's costs with respect to any employee are significantly higher during the period when it is required to pay
Social Security taxes than it is after such taxes have been paid.

For 1996, the Registrant had revenues of $62.6 million, reflecting a 1% decrease from the revenue of $63.2 million during 1995. This decrease is attributed to the loss of a contract on January 1, 1996, from one of the Registrant's larger customers in the aerospace industry. By December 31,1996, the Registrant had increased its revenue base so that, at such date, the annual rate of revenue was greater than it was prior to the loss of the customer. During 1996, approximately 61% of the Registrant's revenue was derived from its three largest clients and 75% of such revenue was derived from its five largest clients. The Registrant's gross margin for 1996 was 8.2%, as compared to 6.3% for 1995. The increase reflects a higher gross margin on the new contracts entered into by the Registrant as compared with the lower gross margin on the contract that was lost.

Selling, general and administrative expenses decreased by $1.9 million, or 30.0%, from $6.4 million in 1995 to $4.5 million for 1996. This decrease reflects a high level of such expenses in 1995 resulting from the issuance of securities to consultants in 1995 ($2.3 million) and penalties for late withholding taxes ($1.0 million). During 1996, penalties for late withholding taxes were $635,000.

During 1995, the Registrant incurred $528,000 of acquisition expenses relating to the issuance of securities in connection with the Trans Global Transaction. The acquisition expenses reflect the value of Common Stock issued to a finder in connection with the Trans Global Transaction and in consideration of agreements by certain of the Registrant's stockholders to enter into lock-up agreements. The delivery of such shares of Common Stock was deferred until after the Registrant's certificate of incorporation was amended to increase its authorized Common Stock. No comparable expenses were incurred in 1996.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

The Registrant finances its payroll obligations by borrowing from a non-affiliated asset-based lender at an interest rate of 2% in excess of prime. The Registrant also pays a fee of .30% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice.
This reflects a reduction in the financing charges resulting from a June 1995 amendment to its borrowing agreement. Prior to the amendment, the Registrant paid interest at a rate of 4% in excess of prime and a fee of 1% of its borrowings relating to RMI's operations. Pursuant to a January 1997 amendment to the Registrant's agreement with its asset-based lender, on April 1, 1997 or earlier at the request of the Registrant, the borrowing availability will be reduced to $3.0 million and the Registrant will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10.0 million. The interest rate of 2% in excess of prime will not be affected by the amendment. The Company is negotiating with the asset-based lender with respect to a deferral of the date on which the reduction of availability becomes effective and has received oral advice from such lender granting a reasonable extension. The borrowings are secured by a security interest in all of the Company's assets. At December 31,1996, such borrowings from the asset-based lender were approximately $3.7 milion. The ability of the Company to operate profitably is dependent in part upon its ability to reduce its financing costs. The interest rates (exclusive of the fee) payable by the Company at December 31, 1996 and 1995 was 10.25%. During 1996, the interest expense was approximately $712,000, as compared to $963,000 for 1995, a decrease of 26%, which reflects the reduced borrowing rates which were effective in June 1995.

Amortization of customer lists and other intangible assets was unchanged from 1995 to 1996. During 1996, the Registrant established a $300,000 reserve in connection with the claim by the DOL arising from the acquisition of Job Shop assets, which is reflected on the Consolidated Statements of Operations as a contingency reserve.

The Registrant has not provided for income taxes for 1996 period due to a current period loss. Federal and state tax benefits have not been recognized for 1996 since, under SFAS No. 109, "Accounting for Income Taxes," the Registrant has determined that more likely than not the deferred tax asset will not be realized.

As a result of the foregoing, the Registrant sustained a net loss of $681,000, or $.04 per share, for 1996, as compared with a loss of $4.7 million, or $1.48 per share, for 1995. The Registrant believes that, with the reduced level of selling, general and administrative expenses and improved gross margin, which are reflected in the results of its operations for 1996, it can improve its operations by reducing its interest expense through its amended agreement with its asset-based lender combined with a lower level of borrowing and eliminating future late withholding tax penalties, which affected the Registrant's operations since its organization. The Registant may also seek to reduce its financing costs further by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that the Registrant can or will operate profitably in the future.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

Years Ended December 31, 1995 and 1994

For the year ended December 31, 1995, the Registrant had revenues of $63.2 million, reflecting a 150% increase in revenue from the revenue of $25.3 million during 1994. During 1994, the Registrant's operations consisted of Avionics for the entire year and RMI from November 22, 1994, the date of the acquisition of Job Shop assets. The increase in revenue in 1995 reflected the inclusion of the operations of RMI for the entire year, as well as an increase in revenue from Avionics' clients resulting from its increased marketing effort. The increase in costs of sales from $23.7 million for 1994 to $59.2 million for 1995 also reflects the inclusion of the operations of RMI. The gross margin was 6.3% for both 1995 and 1994.

Selling, general and administrative expenses increased by 540% from $1.0 million for 1994 to $6.4 million for 1995. This increase reflects a number of factors, including (i) $2.3 million from the issuance of securities for consulting services, (ii) $2.0 million managing expenses relating to the operations of RMI; and (iii) $1.0 million of penalties resulting from late withholding tax payments. Although the Registrant has been taking steps to reduce overhead, it is possible that selling, general and administrative expenses may continue at modestly reduced levels for the short-term future. In 1994 selling, general and administrative expenses reflected a $159,000 credit resulting from the refund of a withholding tax penalty previously paid by the Registrant.

During 1995, the Registrant also incurred approximately $528,000 of acquisition expenses reflecting the value of securities issued in connection with the Trans Global Transaction.

Amortization of customer lists and other intangible assets increased by 47% during 1995 from $309,000 to $455,000, reflecting the increased amortization resulting from the November 1994 acquisition of Job Shop assets. During 1994, the amortization related primarily to the December 1993 acquisition of Avionics.

The Registrant incurred an operating loss for 1995 of $3.4 million, compared with operating income of $277,000 for 1994. The increase in the loss reflects
(i) the substantial increase in selling, general and administrative expenses,
(ii) the acquisition expenses relating to the Trans Global Transaction and
(iii) the increased amortization of intangibles.

The Registrant's interest expense reflects principally its obligations due to its asset-based lender. In June 1995, the Registrant effected a reduction in the financing costs under its agreement with its asset-based lender for borrows by RMI. The interest rate (exclusive of the fee) payable by the Registrant at December 31, 1995 was 10.25%. In 1995, the average outstanding borrows increased 147% from $1.5 million to $3.7 million. The increase in outstanding borrows reflected the inclusion of the operations of RMI for the entire year in 1995. As a result, although the Registrant was able to reduce its finance rates from 1994 to 1995, finance costs increased 38.4% from $696,000 for 1994 to $963,000 for 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

As a result of the foregoing, the Registrant sustained a loss from continuing operations of $4.4 million, or $1.39 per share, for 1995 as compared with a loss of $411,000, or $.68 per share, for 1994.

At September 30, 1995, the Registrant disposed of WWR, which operated its loudspeaker business. Such business is reflected as a discontinued operation. This operation generated a loss of approximately $25,000 for 1995. After giving effect to the loss from discontinued operations, the Registrant's net loss for 1995 was $4.7 million, or $1.48 per share.

Liquidity and Capital Resources

As of December 31, 1996, the Registrant had a working capital deficiency of $755,000. Its working capital deficiency reflects (a) $3.7 million due to the Registrant's asset-based lender, (b) payroll and related taxes and expenses of $1.9 million, and (c) accounts payable and accrued expenses of $280,000. The payroll and related taxes and expenses relates primarily to compensation to the Registrant's contract employees and related taxes, which were paid during the first week of January 1997. At such date, the Registrant required additional capital to enable it to reduce its expenses, principally interest, and expand its operations. The principal source of funds, other than its asset-based lender, has been from the sale of securities. In July 1996, the Registrant raised $2 million from the sale of Common Stock and used such funds principally to pay tax obligations.

At December 31, 1996, the Registrant owed approximately $3.7 million to its asset-based lender. The Registrant had been advised that, as a result of a change in its general lending policies, the asset-based lender was to reduce the Registrant's maximum borrowing availability to $1 million, effective in late October 1996, which date had been orally extended until January 1997.
In January 1997, the asset-based lender agreed to an amendment to its agreement with the Registrant pursuant to which, at April 1, 1997, or earlier at the request of the Registrant, the borrowing availability will be reduced to $3.0 million. Such reduction in borrowing availability, if implemented, would have a material adverse effect upon the Company's business. The amendment also provides for a reduction in the monthly fee payable to the asset-based lender. The Company is negotiating with the asset-based lender with respect to a deferral of the date on which the reduction of availability becomes effective and has received oral advice from such lender granting a reasonable extension. Although the Company is seeking alternative financing sources, no assurance can be given that the Company can or will be able to obtain an alternate financing source, the failure of which could have a material adverse effect upon the Company.

The Registrant and its subsidiaries have certain outstanding notes. One of these notes, issued by WWR, with an outstanding principal amount of $325,000 at December 31, 1996, is guaranteed by certain entities which are affiliated with a former director of the Registrant. The Registrant and Consolidated have guaranteed the guarantee obligations of certain of such entities. The Registrant's obligation on its guarantee continues notwithstanding the sale of WWR to an affiliate of SISC in September 1995.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

In November 1994, RMI purchased assets of Job Shop. The DOL has raised with the Registrant the possibility that RMI may be liable with respect to Job Shop's ERISA liability as a successor corporation or purchaser of plan assets, even though RMI did not assume such obligations and paid value for those assets which it did purchase. At November 22, 1994, the date of the purchase of the Job Shop assets, the amount due to the Job Shop 401(k) plan was approximately $3.0 million, which amount may have increased since such date as a result of interest and penalties. Although the Registrant believes that RMI is not a successor corporation to Job Shop and is not responsible for Job Shop's ERISA violations, the DOL may take a contrary position. The Registant and the DOL are currently engaged in discussions. If an agreement cannot be reached by the parties involved and the DOL prevails in court, it could have a material adverse effect upon the operations of RMI and possibly the Registrant as a whole. In 1996, the Registrant had reserved $300,000 with respect to the claim by the DOL, which management believed to be the maximum range of recovery by the DOL; however, no assurance can be given that such reserve will be adequate. The Registrant has a proposed agreement with the DOL providing for the payment to the DOL of $300,000.


In May 1991, prior to the acquisition of Avionics by the Registrant, the Government Printing Office wrote Avionics asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. Although the Registrant believes that these claims are without merit and intends to contest these claims vigorously if reasserted, it believes that the ultimate disposition of this matter will not have a material adverse affect on the Registrant's consolidated financial position.

In August 1996, the Registrant entered into an agreement with the IRS to pay its delinquent payroll taxes, interest and penalties. The Registrant paid $1.3 million and has agreed to pay the balance in eight equal monthly installments of $150,000, commencing in September 1996, with the remaining balance of $300,000 to be paid in May 1997. The IRS has agreed to subordinate its lien to the lien of the Registrant's asset-based lender provided that the Registrant is in compliance with current IRS regulations concerning the timely deposit of Federal employment and witholding taxes. At February 28, 1997, the Registrant owed the IRS approximately $600,000 pursuant to its agreement with the IRS, and the Registrant was current in its withholding tax obligations.

Item 8. Financial Statements.

The Financial Statements begin on Page F-1.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

	None

					PART III

Item 10. Directors and Executive Officers of the Registrant.

The following table sets forth certain information concerning the directors and the executive officers of the Registrant:

   Name                 Age                  Position with the Registrant
  -----                -----                -----------------------------
Lewis S. Schiller       66            Chairman of the board, chief executive
                            				      officer and director

Joseph G. Sicinski      65            President and director

Glen R. Charles         43            Chief financial officer and treasurer

Grazyna B. Wnuk         32            Secretary

E. Gerald Kay -1        57            Director

Norman J. Hoskin -1     61            Director
----------
-1  Member of the stock option committee.

Mr. Lewis S. Schiller has been chairman of the board, chief executive officer and a director of the Registrant since the consummation of the Trans Global Transaction in May 1995. He served in the same capacities for TGS since its organization in January 1995 until the completion of the Trans Global Transaction in May 1995. Mr. Schiller is chairman of the board and chief executive officer of Consolidated, a corporation which, through subsidiaries, is engaged in various businesses. Mr. Schiller is also chairman of the board, chief executive officer and a director of Netsmart, a majority owned subsidiary of Consolidated that markets health information systems and other network based software systems, and Lafayette, a public-traded corporation controlled by SISC which is engaged in various manufacturing businesses. Consolidated's businesses include, in addition to the Registrant, the management and operation of magnetic resonance imaging centers, the manufacture and sale of electro-mechanical and electro-optical products, a range of tele-communications services, computerized health information systems and related services which are offered to health care providers, and the marketing and selling of three dimensional imaging products. Mr. Schiller has held his positions with Consolidated for more than the past five years. Mr. Schiller devotes a significant portion of his time to the business of Consolidated and its other subsidiaries, and he devotes only a portion of his time to the business of the Registrant.

Item 10.  Directors and Executive Officers of the Registrant [Continued].

Mr. Joseph G. Sicinski has been president and a director of the Registrant since the consummation of the Trans Global Transaction in May 1995. He served in the same capacities for TGS since its organization in January 1995, and served as president of a predecessor of TGS since September 1992. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services.

Mr. Glen R. Charles has been chief financial officer and treasurer of the Registrant since May 1995 and of TGS since its organization in January 1995. He served as chief financial officer of RMI since its acquisition in November 1994. From 1992 to November 1994, he was engaged in the private practice of accounting. For more than five years prior thereto, he was chief financial officer of Telephone Support Systems, Inc., a manufacturer of telecommunications peripheral equipment.

Ms. Grazyna B. Wnuk has been the secretary of the Registrant since May 1995. She is also secretary of Consolidated, a position she has held since 1991. She is also a director of Consolidated.

Mr. E. Gerald Kay has been a director of the Registrant since the consummation of the Trans Global Transaction in May 1995. He has been chairman of the board and chief executive officer of Chem International, Inc., a pharmaceutical manufacturer, Manhattan Drug Co., Inc., a wholesaler of pharmaceutical products, The Vitamin Factory, Inc., a chain of retail vitamin stores, and Connaught Press, Inc., a publisher for more than the past five years. From 1988 to 1990, he was also president and a director of The Rexall Group, Inc., a distrtibutor of Rexall brand products. Mr. Kay is a director of Lafayette and was a director of Netsmart from 1994 until December 1996.

Mr. Norman J. Hoskin has been a director of the Registrant since 1995. He is chairman of Atlantic Capital Group, a financial advisory services company, a position he has held for more than the past five years. He is also chairman of the board and a director of Tapistron International, Inc., a high tech manufacturer of carpeting, and is a director of Consolidated, Netsmart, Lafayette, Aqua Care Systems, Inc., a water media filtration and remediation company, and Spintek Gaming, Inc., a manufacturer of gaming equipment.

The Board of Directors presently has one committee, the stock option committee, which was formed in 1995 and which administers the Registrant's 1993 Stock Option Plan, the 1995 Stock Incentive Plan and the 1995 Long Term Incentive Plan.

The Registrant's Certificate of Incorporation provides that to the fullest extent provided by Delaware law, a director shall not be liable to the Registrant or its stockholders for monetary damages for breach of fiduciary duty as a director. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under Federal or applicable state securities laws.

Item 11.  Executive Compensation.

Set forth below is information with respect to compensation paid or accrued by the Registrant for 1996, 1995 and 1994 to its chief executive officer and to each other officer whose compensation exceeded $100,000 for 1996.

                     			     Annual Compensation      Long-Term Compensation
							                                                        (Awards)
			                          --------------------      ----------------------
						                                               Restricted   Options SARs
						                                               Stock Awards   (Number)
Name and Principal Position   Year  Salary    Bonus   (Dollars)
---------------------------   ----  ------    -----  ------------ -----------
Lewis S. Schiller, CEO -1     1996  --        --     --           555,000 -2
                     			      1995  --        --     --           --
			                           1994  --        --     --           --

Joseph G. Sicinski, President 1996  195,500   --     --          1,200,000-3
                     			      1995  178,000   --     --            250,000-3
			                           1994  110,000   --     15,000       --

1 Mr. Schiller received no compensation from the Registrant.  Effective
  December 31, 1994, Consolidated changed its fiscal year to a calendar year from the twelve months ended July 31. During the years ended December 31, 1996 and 1995, the period from August 1, 1994 to December 31, 1994 and the fiscal year ended July 31, 1994, the total compensation paid or accrued by Consolidated to Mr. Schiller was $340,000, $250,000, $94,000 and $181,451, respectively.

2 Represents warrants to purchase 400,000 shares of Common Stock at $1.25 per share, an incentive stock option to purchase 150,000 shares of Common Stock at $1.125 per share and a nonqualified stock option to purchase 5,000 shares at $1.03 per share. Such options and warrants were granted at the fair market value on the date of grant. Mr. Schiller transferred warrants to purchase 150,000 shares to members of his family.

3 Represents warrants to purchase 400,000 shares of Common Stock at $1.25 per share and an incentive stock option to purchase 800,000 shares of Common Stock at $1.125 per share. Such options and warrants were granted at the fair market value on the date of grant. In connection with the grant of the incentive stock option to purchase 800,000 shares of Common Stock, Mr. Sicinski agreed to the cancellation of an incentive stock option to purchase 250,000 shares of Common Stock at $2.125, which was granted in 1995.

Pursuant to his employment agreement with Consolidated, Mr. Schiller received, prior to September 1, 1996, an annual salary of $250,000, subject to a cost of living increase, a bonus equal to 10% of Consolidated's net income before income taxes or cash flow, whichever is greater, in excess of $350,000. Effective September 1, 1996, Mr. Schiller's base salary was increased to $500,000. Pursuant to his employment agreement with Consolidated, Mr. Schiller acquired 10% of SISC's interest in its subsidiaries and investments, including its investment in the Registrant, at 110% of SISC's cost.

Item 11.  Executive Compensation [Continued]

In January 1995, Mr. Joseph G. Sicinski entered into a five-year employment agreement with the Registrant pursuant to which he received annual compensation of $180,000, subject to an annual cost of living increase. Effective September 1, 1996, Mr. Sicinski entered into a new employment agreement for a five-year term commencing September 1, 1996 pursuant to which he receives annual compensation of $234,000, subject to an annual cost of living increase. In addition, Mr. Sicinski is entitled to a bonus equal to 5% of the Registrant's income before income taxes, but not more than 200% of his salary. The Registrant also provides Mr. Sicinski with an automobile which he may use for personal use.

In August 1995, SISC granted Mr. Sicinski a five-year option to purchase 200,000 shares of Common Stock owned by SISC at $1.625 per share. In April 1996, SISC granted Mr. Sicinski a five-year option to purchase 800,000 shares of Common Stock owned by SISC at $.25 per share, and the prior option was canceled. The Registrant granted Mr. Sicinski certain demand and piggy -back registration rights with respect to the shares of Common Stock issuable upon exercise of such option.

The Registrant pays its non-management directors a fee of $500 per month.

The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1996 and the year-end value of options held by the Registrant's officers named in the remuneration table. No SARs have been granted.

       	Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End
                     			    Option Value

                                   					      Number of
					                                         Securities       Value of
					                                         Underlying      Unexercised In-
					                                         Unexercised     the-Money
                                    				   Options at Fiscal Options at Fiscal
                                    					     Year End -1      Year End - 2

              		      Shares Acquired  Value    Exercisable/     Exercisable/
Name                  Upon Exercise   Realized  Unexercisable   Unexercisable
-------------------   --------------- --------  -------------   -------------
Lewis S. Schiller        --             --        555,000         $272,969/
                                             						  --               --

Joseph G. Sicinski       --             --        47,000/          382,000/
                                          						  203,000          486,000
----------------
1 Includes options which became exercisable on January 1, 1997.

2 Based on the closing price per share of Common Stock on December 31,1996, which was $1.875.

Item 11.  Executive Compensation [Continued]


During 1996, the board of directors approved the repricing of incentive stock options granted to Mr. Joseph Sicinski in 1995, by the cancellation of incentive stock options to purchase 250,000 shares at $2.125 per share and the grant of an incentive stock option to purchase 800,000 shares of Common Stock at $1.125 per share. The grant of the new option and cancellation of the old option were based on the Registrant's improving results notwithstanding the decline in the stock price. Set forth below is information concerning the repricing of such options. Information is not included with respect to repricing of options granted to Mr. Milton E. McNally, who was chief executive officer of the Registrant prior to the consummation of the Trans Global Transaction in May 1995. In February 1995, the Registrant reduced to $2.25 per share the exercise price of outstanding options to purchase an aggregate of 92,500 shares of Common Stock from $3.00, as to 50,000 shares, $5.00 as to 30,000 shares and $6.40 as to 12,500 shares.

                     			     Option Repricings

              		   Number of
		                 Securities    Market Price  Exercise          Length of
		                 Underlying    of Stock at   Price at          Original Term
		                 Options       Time of       Time of   New     Remaining at
		                 Repriced or   Repricing or  Repricing Exercise Date of
		                 Amended       Amendment     or        Price    Repricing or
Name/Date                                      Amendment          Amendment

Joseph B. Sicinski
      3/18/96      250,000      $1.125         $2.125    $1.125   Five years/
              		   shares-1                                       five months

1 In addition, in April 1996, SISC granted Mr. Sicinski an option to purchase
  800,000 shares of Common Stock at $.25 per share. In August 1995, SISC had granted Mr. Sicinski an option to purchase 200,000 shares of Common Stock at $1.625 per share. This option was canceled in connection with the April 1996 grant.

Stock Option Plans

The Registrant has three stock option plans. In 1993, the Registrant adopted the 1993 Stock Incentive Plan (the "1993 Plan"), covering an aggregate of 150,000 shares of Common Stock. Options to purchase 124,100 shares of Common Stock were granted at exercise prices of $3.00 as to 54,500 shares, $5.00 as to 14,600 shares and $5.00 as to 55,000 shares. The exercise price of all of such options was reduced to $2.25 per share in February 1995. As of August 31, 1996, options to purchase 10,150 shares had expired unexercised. No options under the 1993 Plan had been exercised. In January 1995, the board of directors adopted the 1995 Stock Incentive Plan (the "1995 Plan"), pursuant to which stock options and stock appreciation rights can be granted with respect to 305,000 shares of Common Stock. At December 31, 1996, options to purchase 290,000 shares of Common Stock were granted pursuant to the 1995 Plan, of which options to purchase 255,000 shares had been exercised and options to purchase 35,000 shares at an exercise price of $.50 per share were outstanding.

Item 11.  Executive Compensation [Continued].

In May 1995, the board of directors adopted, and, in March 1996, the stockholders approved the 1995 Long Term Incentive Plan (the "1995 Incentive Plan"), initially covering 500,000 shares of Common Stock. In April 1996, the board of directors approved, and in November 1996, the stockholders approved, an amendment to the 1995 Incentive Plan which increased the number of shares of Common Stock currently subject to the 1995 Incentive Plan to 2,492,332 shares. The number of shares of Common Stock subject to the 1995 Incentive Plan automatically increased by 5% of any shares of Common Stock issued by the Registrant other than shares issued pursuant to the 1995 Incentive Plan.

Awards under the Plans may be made to key employees, including officers, and directors of the Registrant and its subsidiaries. Members and alternate members of the stock option committee are not eligible for options under the 1995 Incentive Plan, except that the 1995 Incentive Plan provides for the automatic grant to outside directors of non-qualified options to purchase 5,000 shares on February 1st of each year, commencing February 1, 1996. Messrs. E. Gerald Kay and Norman J. Hoskin are the directors who qualify as non-management directors under the 1995 Plan. Pursuant to the 1995 Incentive Plan, Messrs. Schiller, Kay and Joel S. Kanter, who was a director of the Registrant until February 1997, were non-management directors on February 1, 1996, each received an option to purchase 5,000 shares of Common Stock at $1.031 per share, and Messrs. Hoskin, Kay, and Kanter, who were non-management directors on February 1, 1997, each received an option to purchase 5,000 shares of Common Stock at $1.875 per share. The Plans impose no limit on the number of officers and other key employees to whom awards may be made.

The Plans are administered by a committee of at least two disinterested directors appointed by the board (the "Committee"). Any member or alternate member of the Committee shall not be eligible to receive options or stock under the 1995 Incentive Plan (except as to the automatic grant of options to directors) or under any plan of the Registrant or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted and the terms and conditions of the award, including the type of award, the exercise price and term and restrictions and forfeiture conditions. If no committee is appointed, the functions of the committee shall be performed by the board of directors. The Committee is presently comprised of Messrs. Norman J. Hoskin and E. Gerald Kay.

The Committee has the authority to grant the following types of awards under the 1995 Incentive Plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The 1995 Incentive Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights. All officers, including Messrs. Lewis S. Schiller and Joseph G. Sicinski, who are also directors, are eligible for awards under the 1995 Incentive Plan.

Item 11.  Executive Compensation [Continued].

Tax consequences of awards provided under the 1995 Plan are dependent upon the type of award granted. The grant of incentive or nonqualified stock options does not result in any taxable income to the recipient or deduction to the Registrant. Upon exercise of a nonqualified stock option, the recipient recognizes income in the amount by which the fair market value on the date of exercise exceeds the exercise price of the option, and the Registrant receives a corresponding tax deduction. In the case of incentive stock options, no income is recognized to the employee, and no deduction is available to the Registrant, if the stock issued upon exercise of the option is not transferred within two years from the date of grant or one year from the date of exercise, whichever occurs later. However, the exercise of an incentive stock option may result in additional taxes through the application of the alternative minimum tax. In the event of a sale or other disqualifying transfer of stock issued upon exercise of an incentive stock option, the employee realizes income, and the Registrant receives a tax deduction, equal to the amount by which the lesser of the fair market value at the date of exercise or the proceeds from the sale exceeds the exercise price. The issuance of stock pursuant to a stock grant results in taxable income to the recipient at the date the rights to the stock become nonforfeitable, and the Registrant receives a deduction in such amount. However, if the recipient of the award makes an election in accordance with the Internal Revenue Code of 1986, as amended, the amount of his or her income is based on the fair market value on the date of grant rather than the fair market value on the date the rights become nonforfeitable. When compensation is to be recognized by the employee, appropriate arrangements are to be made with respect to the pay-ment of withholding tax.

In August 1995, the Registrant granted to Mr. Joseph G. Sicinski, president of the Registrant, a six-year incentive stock option to purchase an aggregate of 250,000 shares of Common Stock pursuant to the 1995 Plan at an exercise price of $2.125 per share, being the fair market value on the date of grant. The option was immediately exercisable as to 47,000 shares of Common Stock and becomes exercisable as to an additional 47,000 shares of Common Stock on each of January 1, 1996, 1997, 1998 and 1999 and becomes exercisable as to the remaining 15,000 shares of Common Stock on January 1, 2000.

In March 1996, the committee granted incentive stock options to purchase an aggregate of 1,310,000 shares of Common Stock at $1.125 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the Registrant, who received an option to purchase 800,000 shares of Common Stock, Mr. Lewis S. Schiller, chairman of the board of the Registrant, who received an option to purchase 150,000 shares of Common Stock, Mr. Glen R. Charles, chief financial officer of the Registrant, who received an option to purchase 100,000 shares of Common Stock and sixteen other employees who received options to purchase an aggregate of 260,000 shares of Common Stock. In connection with the grant to Mr. Sicinski, he agreed to the cancellation of the previously granted incentive stock options. The option granted to Messrs. Schiller and Sicinski have a ten-year term, and the other options have five year terms. Except for the options granted Messrs. Schiller, Sicinski and Charles, all options are immediately exercisable. The options granted to Messrs. Schiller and Charles are immediately exercisable as to 88,000 shares and become exercisable as to the remaining shares on January 1, 1997. The option granted to Mr. Sicinski is immediately exercisable as to 88,000 shares and becomes exercisable cumulatively as to an additional 88,000 shares on January 1 of each year from 1997 to 2004 and becomes exercisable as to the remaining 8,000 shares on January 1,2005.

Item 11.  Executive Compensation [Continued].

The following table sets forth information concerning options granted during the year ended December 31, 1996 pursuant to the Registrant's 1995 Incentive Plan. No SARs were granted.

         		Option Grants in Year Ended December 31, 1996

                       				      Percent of
              	  		Number of     Total Options
                			Shares        Granted to
                			Underlying    Employees in   Exercise Price
                			Options       Fiscal Year    Per Share           Expiration
 Name              Granted                                          Date
-----------        ----------    -------------  --------------      ---------
Lewis S. Schiller    150,000         11.3%         $1.125             3/17/06
         	       		   5,000-1         .03%          1.031             1/31/06

Joseph G. Sicinski-2 800,000         60.4%          1.125             3/17/06

All current executive
    officers-3       950,000         71.7%          1.125             3/17/06
                  			100,000          7.5%          1.125             3/17/01

All non-officer
    directors         10,000-1        0.8%          1.031             1/31/06

All other employees  260,000         19.6%          1.125             3/17/01

-------------
1:
These options are automatically granted pursuant to the 1995 Incentive Plan.

2:
In addition, in April 1996, SISC granted Mr. Sicinski an option to purchase 800,000 shares of Common Stock at $.25 per share. In August 1995, SISC had granted Mr. Sicinski an option to purchase 200,000 shares of Common Stock at $1.625 per share. This option was canceled in connection with the April 1996 grant.

3:
Including Messrs. Schiller and Sicinski.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Set forth below is information as of March 15, 1997 as to each person owning of record or known by the Registrant, based on information provided to the Registrant by the persons named below, to own beneficially at least 5% of the Registrant's Common Stock and for all officers and directors as a group.

                                          						       Percent of Outstanding
Name and Address-1                  Shares             Common Stock
--------------------              ----------          -----------------------
Lewis S. Schiller-2
160 Broadway
New York, NY 10038                15,610,000-3                59.7%

SIS Capital Corp.
Consolidated Technology Group Ltd.
160 Broadway
New York, NY 10038                14,004,500-4                54.5%

Joseph G. Sicinski
1770 Motor Parkway
Hauppauge, NY 11788                1,476,000-5                6.3%

E. Gerald Kay
225 Long Avenue
Hillside, NJ 07205                   305,000-6                1.3%

Norman J. Hoskin
2200 Corporate Blvd.
Boca Raton, FL 33431                 300,000-7                1.3%

All directors and officers
as a group (seven individuals
owning stock or warrants)          17,241,000-3,5,6,7,8      62.3%

1 Unless otherwise indicated, each person has the sole voting and sole investment power and direct beneficial ownership of the shares.

2 Mr. Schiller is the chairman of the board and chief executive officer of Consolidated and chief executive officer of SISC. Accordingly, he has the right to vote the shares owned by SISC.

3 Includes (a) 297,500 shares of Common Stock issuable upon the exercise of warrants held by Mr. Schiller, (b) 5,000 shares issuable upon exercise of an option held by Mr. Schiller, (c) 150,000 shares pursuant to an incentive stock option held by Mr. Schiller; (d) 11,187,000 shares of Common Stock owned by SISC, and (e) 2,817,500 shares of Common Stock issuable upon exercise of warrants held by SISC.

4 Includes 2,817,500 shares of Common Stock issuable upon exercise of warrants held by SISC. SISC has granted Mr. Joseph G. Sicinski an option to purchase 800,000 of its shares of Common Stock which may be shares owned by SISC or issuable upon exercise of warrants owned by SISC.

Item 12. Security Ownership of Certain Beneficial Owners and Management [Continued].

5 Includes (a) 176,000 shares of Common Stock issuable pursuant to an incentive stock option, (b) 100,000 shares issuable upon exercise of a warrant held by Mr. Sicinski and (c) 800,000 shares of Common Stock issuable pursuant to an option granted by SISC to Mr. Sicinski.

6 Represents 300,000 shares of Common Stock issuable upon exercise of a warrant and 5,000 shares issuable upon exercise of an option held by Mr. Kay.

7 Represents 300,000 shares of Common Stock issuable upon exercise of a warrant held by Mr. Hoskin.

8 Includes 100,000 shares of Common Stock issuable upon exercise of an incentive stock option held by one other officer and 250,000 shares of Common Stock issuable upon exercise of a warrant held by another officer.


Item 13.  Certain Relationships and Related Transactions.

The Trans Global Transaction

On May 8, 1995, the Registrant acquired all of the issued and outstanding capital stock of TGS and issued (a) 1,000,000 shares of Common Stock, (b) 25,000 shares of Series A Convertible Participating Preferred Stock ("Series A Preferred Stock"), (c) 25,000 shares of Series B Preferred Stock which are convertible into an aggregate of 1,000,000 shares of Common Stock if net income before income taxes, as defined, is either $500,000 for 1995 or $1.5 million for either 1996 or 1997, (d) 25,000 shares of Series C Preferred Stock which are convertible into an aggregate of 1,500,000 shares of Common Stock if net income before income taxes, as defined, is $1.5 million for either 1996 or 1997, and (e) 20,000 shares of Series D 6.25% Redeemable Cumulative Preferred Stock ("Series D Preferred Stock"), which are not convertible, but which have an aggregate redemption price of approximately $1.7 million. In addition, in connection with the Trans Global Transaction, the Registrant issued two-year warrants to purchase an aggregate of 500,000 shares of Common Stock at $3.50 per share. As a result of the March 1996 amendment to the Registrant's certificate of incorporation increasing the authorized Common Stock to 20,000,000 shares, the 25,000 shares of Series A Convertible Preferred Stock were automatically converted into 2,000,000 shares of Common Stock.

As a result of, and at the time of, the Trans Global Transaction, SISC owned approximately 32.2% of the outstanding Common Stock, and 59.3% of the voting rights on all matters, including the election of directors, except where the holders of Common Stock are required by law to vote as a single class. As a result, SISC had the power to elect all of the directors of the Registrant. Mr. Lewis S. Schiller, chairman of the board, chief executive officer and a director of the Registrant, is the chairman of the board, chief executive officer and a director of Consolidated and SISC. Accordingly, both Consolidated and Mr. Schiller may be deemed control persons with respect to the Registrant.

Item  13.  Certain Relationships and Related Transactions [Continued].

Sale of WWR

At June 30, 1995, the Registrant owed SISC approximately $1.1 million. Subsequent to June 30, 1995, the Registrant repaid $225,000 to SISC, and SISC advanced $275,000 to the Registrant and WWR to enable the Registrant to pay a $275,000 debenture due to Klipsch, Inc. ("Klipsch"), the company from which WWR purchased its loudspeaker business. The debenture became due on June 30, 1995. The advance was required because the Registrant and WWR did not have the cash to make the payment. As of September 30, 1995, the Registrant transferred the stock of WWR to an affiliate of SISC in consideration for which SISC released the Registrant from its obligations with respect to the $275,000 advance. In connection with the transaction, the Registrant issued 1,060,000 shares of Common Stock to SISC; however, the actual issuance of the shares has been deferred until the number of authorized shares of the Registrant's Common Stock was increased. WWR had, at the time of the transaction, a deficiency in stockholders'equity of approximately $1.4 million. Among WWR's liabilities was approximately $2.1 million payable to the Registrant, which, based upon WWR's historical and current cash flow, was not likely to be paid in the near future. This payable was satisfied through the issuance by Consolidated of shares of a newly created series of preferred stock which converts on September 30, 2000 into such number of shares of Consolidated's common stock, as has a value equal to $2.1 million. The directors believed that the transaction was in the best interest of the Registrant because it removed a $1.4 million net deficit from the Registrant's balance sheet, the business of WWR was not related to the business of the Registrant, and the Registrant has no experience in manufacturing operations. During the period from the completion of the Trans Global Transaction until the sale of WWR, the operations of WWR had been supervised by personnel of SISC and its affiliates and not by the Registrant. Furthermore, WWR was a defendant in litigation commenced by Klipsch, Inc. claiming that the license agreement pursuant to which WWR has the right to use the Klipsch name and certain patents has terminated. At December 31, 1996, WWR owed $325,000 to a nonaffiliated lender. The note matures in June 1997 and is guaranteed by Walnut and the Kanter Foundation. The Kanter Foundation and Walnut are affiliated with Mr. Joel S. Kanter, who was a director of the Registrant until February 1997. The Registrant, SISC and Consolidated have guaranteed the guarantee obligations of the Kanter Foundation and Walnut. In addition, the Registrant is required to issue to the lender 520 shares per month of Common Stock as long as the note is outstanding.

Loan and Equity Transactions With SISC

TGS was organized by SISC in January 1995 to hold all of the stock of Holdings, which was acquired by SISC in December 1993, and RMI, which was acquired by SISC in November 1994. At the time of the organization of TGS, TGS issued to SISC, in consideration for the shares of Consolidated common stock issued in connection with the acquisitions of Holdings and RMI assets, 500 shares of TGS' redeemable preferred stock. The Registrant also issued to SISC warrants to purchase shares of its common stock. The TGS stock and warrants were issued to SISC in consideration for the transfer of the stock of Holdings and RMI and the advances made by SISC. In connection with the organization of TGS, TGS also issued a 3.4% interest to Mr. Joseph G. Sicinski, president of TGS, in exchange for certain rights Mr. Sicinski has with respect to the stock of Holdings.

Item 13.   Certain Relationships and Related Transactions [Continued].

In connection with the organization of TGS in January 1995, SISC transferred a 5% interest in its common stock and warrants in TGS to DLB, in exchange for DLB's 10% interest in Avionics. DLB is owned by the wife of Mr. Lewis
S. Schiller, chairman of the board and chief executive officer of the Registrant; however, Mr. Schiller disclaims beneficial ownership in DLB or any securities owned by DLB.

The Trans Global Agreement provides SISC and DLB with certain registration rights with respect to their warrants and the underlying Common Stock and provides Mr. Sicinski with certain registration rights with respect to the 100,000 shares of Common Stock issued to him pursuant to the Trans Global Agreement.

Trinity, a wholly-owned subsidiary of Consolidated, is a party to a management services agreement dated as of January 1, 1995, pursuant to which Trinity will receive a monthly fee of $10,000 through March 2000, which monthly fee will increase to $25,000 commencing with the month in which its proposed public offering is completed. Neither SISC, Consolidated nor any of their employees, including Mr. Lewis S. Schiller, chairman of the board and chief executive officer of the Registrant, have received any compensation from the Registrant or TGS. None of such persons provided significant services to Holdings or RMI prior to 1995.

During the years ended December 31, 1996, 1995 and 1994, the largest amount due to SISC was $1.1 million, $1.1 million and $885,000, respectively. These advances were incurred for working capital and in connection with the acquisition of Job Shop assets. The Registrant's advances from SISC bore interest at 10% per annum. Prior to the SISC Recapitalization, the Registrant owed SISC approximately $1.1 million. During 1996, pursuant to the SISC Recapitalization, the Registrant issued to SISC 9,900 shares of Series F Preferred Stock and warrants to purchase 3,200,000 shares of Common Stock at $1.25 per share in exchange for the cancellation of $750,000 principal amount of the Registrant's debt to SISC and all of the shares of Series B, C and D Preferred Stock owned by SISC, including accrued dividends due on the Series D Preferred Stock. The 9,900 shares of Series F Preferred Stock were convertible into 9,900,000 shares of Common Stock. As a result of the SISC Recapitalization, the Registrant's obligations to SISC were reduced to $300,000, which was paid in 1996.

Pursuant to Mr. Schiller's employment agreement with Consolidated, Mr. Schiller acquired 10% of SISC's interest in its subsidiaries and investments, including the Registrant's Common Stock, Preferred Stock and warrants held by SISC, at 110% of SISC's cost. At the closing of the Trans Global Transaction, Mr. Schiller exchanged such right for a right to purchase 10% of the common stock, convertible preferred stock and warrants of the Registrant owned by SISC. Mr. Schiller has exercised his right to purchase 393,000 shares of Common Stock, warrants to purchase 47,500 shares of Common Stock and 2,500 shares of Series B and C Preferred Stock. In connection with the SISC Recapitalization, SISC transferred to Mr. Schiller 1,000 shares of Series F Preferred Stock, and Mr. Schiller's shares of Series B and C Preferred Stock were canceled. Also in connection with the SISC Recapitalization, DLB exchanged its shares of Series B and C Preferred Stock for 100 shares of Series F Preferred Stock.

Item 13.  Certain Relationships and Related Transactions [Continued].

In October 1996, SISC converted 5,000 shares of Series F Preferred Stock into 5,000,000 shares of Common Stock, and in December 1996, SISC converted the remaining 3,900 shares of Series F Preferred Stock into 3,900,000 shares of Common Stock, and Mr. Schiller and DLB converted their 1,000 and 100 shares of Series F Preferred Stock into 1,000,000 and 100,000 shares of Common Stock, respectively.

The Registrant has from time to time made advances to three SISC Subsidiaries which are not owned or controlled by the Registrant. Such advances were approximately $1.5 million, $1.2 million and $274,000 at December 31, 1996, 1995 and 1994, respectively. The amounts outstanding on such dates represent the largest amounts outstanding during the respective periods ending on such dates. The Registrant cannot estimate whether or when the SISC Subsidiaries will pay the amounts due the Registrant because of their lack of available working capital, and, accordingly, are treated as long term receivables at December 31, 1996. Advances to the SISC Subsidiaries may continue. In addition, the Registrant pays the compensation and benefits of certain non-executive employees who perform services for both the Registrant and one of the SISC Subsidiaries and share common space and other office expenses. The amount allocated to such SISC Subsidiary, which is approximately $150,000 per annum, is added to the obligations of the SISC Subsidiary to the Registrant.

As of June 30, 1995, SISC converted $200,000 of the Registrant's obligations to SISC into 5,000 shares of Series E Preferred Stock. In March 1996, as a result of the amendment to the Registrant's certificate of incorporation increasing its authorized common stock, the 5,000 shares of Series E Preferred Stock were automatically converted into 120,000 shares of Common Stock.

Other Related Party Transactions

The Registrant was organized in September 1993 as Concept Technologies Group, Inc. to acquire the stock of three companies, each of which was controlled by Walnut. Walnut may be deemed a promoter of the Registrant. Following the acquisition of such subsidiaries and until the Trans Global Transaction, Walnut may be deemed a controlling stockholder of the Registrant. As a result of family relationships, the Kanter Foundation, The Holding Company and Windy City, as well as certain members of the Kanter family may be deemed affiliates of the Registrant. Mr. Joel Kanter, who was a director of the Registrant until February 1997, is president and a director of Windy City and Kanter Foundation. Since February 1995, he has been president of Walnut, to which he was a consultant prior to that date. Mr. Joshua Kanter, who was secretary of the Registrant prior to May 1995, is vice president of Windy City and the Kanter Foundation. Mr. Burton Kanter, the father of Joel and Joshua Kanter, is chief executive officer of Walnut and president and a director of The Holding Company. While there is little or no common beneficial ownership of Walnut, Windy City, the Kanter Foundation and The Holding Company, members of the Kanter family have varying degrees of control over these entities.

Item 13.  Certain Relationships and Related Transactions [Continued].

In connection with the Trans Global Transaction, the Registrant requested certain holders of restricted securities to agree to a one year lockup from the effective date of the first registration statement filed by the Registrant following the closing of the Trans Global Transaction. Walnut, Windy City, the Kanter Foundation and The Holding Company received an aggregate of 181,080 shares of Common Stock and warrants to purchase 90,540 shares of Common Stock at $3.50 per share in consideration for agreeing to such lockups, which related to an aggregate of 362,160 shares of Common Stock.

In October 1995, the Registrant authorized the issuance to each of Messrs.
E. Gerald Kay and Joel S. Kanter a warrant to purchase 75,000 shares of Common Stock at $3.50 per share. In April 1996, the Registrant issued to each of Messrs. Lewis S. Schiller and Joseph G. Sicinski a warrant to purchase 400,000 shares of Common Stock at $1.25 per share and to each of Messrs. E. Gerald Kay, Joel S. Kanter and Norman J. Hoskin, a warrant to purchase 300,000 shares of Common Stock at $1.25 per share. In connection with such grants, Messrs. Kay and Kanter agreed to waive the right to receive the previously authorized warrants, which had not been issued.

During 1994 and 1995 the Registrant engaged Plaza Street Holdings, Inc. ("Plaza Street") to perform consulting services in connection with possible acquisition or merger candidates for the Registrant. Plaza Street is wholly-owned by Mr. Michael Alan Faber, who is a vice president of Walnut. Plaza Street received $50,000 for services rendered during 1994 (of which $15,000 was paid in 1995) and 1995.

Prior to completion of the Registrant's initial offering in February 1994, the Registrant borrowed funds on an unsecured, short term basis from Walnut for working capital. The borrowing did not exceed $90,000, bore interest at 10% per annum and was repaid from the proceeds of the Issuer's initial public offering.

The Registrant believes that the transactions with related parties were made on terms that were no less favorable to the Registrant that would have been available from non-affiliated third parties under similar circumstances.

				    PART IV

Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Trans Global Services, Inc. and Subsidiaries

Report of Independent Certified Public Accountants
Balance Sheets as of and December 31, 1996 and 1995
Statements of Operations for the years ended December 31, 1996,1995 and 1994 Statements of Changes in Stockholders' Equity for the years ended December
  31, 1996, 1995 and 1994
Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994
Notes to Financial Statements

(b)     Financial Statement Schedules.
    None

(c)     Exhibits

2.1-2 Agreement (the "Agreement") dated as of March 31, 1995, by and among SIS Capital Corp., DLB, Inc., Joseph G. Sicinski and Concept Technologies Group, Inc., including exhibits thereto.
2.2-2 The Concept Disclosure Letter delivered pursuant to the Agreement. 2.3-2 The Trans Global Disclosure Letter delivered pursuant to the Agreement. 2.4-3 Asset purchase agreement dated August 19, 1994, among ITS Management
       Corp., Job Shop Technical Services, Inc. ("Job Shop") and Ralph Corace. 2.5-3 Disclosure letter of Job Shop dated August 19, 1994, as supplemented on September 10, 1994.
3.1-1  Restated Certificate of Incorporation.
3.2-1  Certificate of Designation for the Series F Preferred Stock.
3.4-3  By-Laws.
10.1-1 Employment agreement dated September 1, 1996, between the Registrant and Joseph G. Sicinski.
10.2-3 Management services agreement dated January 1, 1995 between Trans
       Global Services, Inc. and The Trinity Group, Inc.
10.3-4 1995 Long-Term Incentive Plan.
10.4-5 1993 Stock Option Plan.
10.5-5 1995 Incentive Stock Plan.
10.6-3 Agreement dated as of September 30, 1995 between SIS Capital Corp.
       and the Registrant.
10.7-3 Agreement dated as of September 30, 1995 between Consolidated
       Technology Group Ltd., WWR Technology, Inc. and the Registrant.
10.8-3 Form of Series A Common Stock Purchase Warrants.
10.9-3 Form of Series B Common Stock Purchase Warrants.
10.10-3 Form of Series C Common Stock Purchase Warrants.
10.11-5 Form of Callable Common Stock Purchase Warrants issued in the
       	Registrant's initial public offering.
10.12-5 Form of Registrant's Warrant.
10.13-5 Form of August Financing Warrants.
10.14-5 Form of October Bridge Financing Warrants.
10.15-5 Form of Consulting Warrant.
10.16-1 Form of Subscription Agreement.

Part IV [Continued]

10.17-1 Form of Offshore Securities Subscription Agreement.
10.18-1 Form of Series D Common Stock Purchase Warrant.
10.19-1 Payment agreement between the Internal Revenue Service and
       	Resource Management International, Inc.
10.20-1 Amendment dated as of January 1, 1997 between the Registrant and
       	The Trinity Group, Inc.
10.21-1 Agreement dated February 3, 1995 between the Registrant and Metro
       	Factors, Inc.
10.22-1 Letter agreements dated January 29, 1997 and February 5, 1997 between the Registrant and Metro.
11.1    Computation of loss per share.
21.1    Subsidiaries of the Registrant
23.1    Consent of Moore Stephens P.C.  Pg. 33.1
24.1    Powers of attorney (See Signature Page).
27.1    Financial data schedule.

1 Filed as an exhibit to the Registrant's registration statement on Form S-1, File No. 333-14289, and incorporated herein by reference.
2 Filed as an exhibit to the Current Report on Form 8-K of Consolidated Technology Group Ltd., Commission File No. 0-4186, for the report date of April 19, 1995 and incorporated herein by reference.
3 Filed as an exhibit to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
4 Filed as an exhibit to the Registrant's definitive proxy material for its special meeting of stockholders for November 1996 and incorporated herein by reference.
5 Filed as an exhibit to the Registrant's Registration Statement on Form SB-2, File No. 33-73178 and incorporated herein by reference.

(d)     Reports on Form 8-K.

None























          33.1

	       CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the registration statements:
[Reg. No. 33-88682] on Form S-8, [Reg.No.33-92228] on Form S-8 and [File No. 333-07045] on Form S-8 of Trans Global Services, Inc. and subsidiaries of our report dated March 3, 1997, relating to the consolidated balance sheets of Trans Global Services, Inc. and subsidiaries as of December 31, 1996 and 1995, and the period ended December 31, 1996, which report appears in the Trans Global Services, Inc. annual report on Form 10-K.



MOORE STEPHENS, P.C.
Certified Public Accounts


Cranford, New Jersey
March    1997








































          33.2

	SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					   TRANS GLOBAL SERVICES, INC.


Date: March 28, 1997                           By:
                                   					       Lewis S. Schiller
					                                          Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lewis S. Schiller and Joseph G. Sicinski or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


Signature                              Title                       Date



                      			Chairman of the Board, Chief         March 28 , 1997
Lewis S. Schiller        Executive Officer and Director
		                       (Principal Executive Officer)

	                      		Treasurer and Chief Financial        March 28 , 1997
Glen R. Charles          Officer (Principal Financial and
		                      	Accounting Officer)

                      			Director                             March 28 , 1997
Joseph G. Sicinski


                      			Director                             March 28 , 1997

E. Gerald Kay


                      			Director                             March 28 , 1997

Norman J. Hoskin

			INDEX TO FINANCIAL STATEMENTS


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES                     PAGE

Report of Independent Certified Public Accounts                   F-3

Balance Sheets as of December 31, 1996 and 1995                   F-4

Statements of Operations for the years ended December 31,
  1996, 1995 and 1994                                             F-6

Statements of Changes in Stockholders' Equity for the years
  ended December 31, 1996,1995,and 1994                           F-7

Statements of Cash Flows for the years ended December 31,
  1996, 1995 and 1994                                             F-9

Notes to Financial Statements                                     F- 12

		      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Trans Global Services, Inc.
 Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
March 3, 1997

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
BALANCE SHEETS

                                                  							December 31,
                                          						    1 9 9 6         1 9 9 5
					                                         [Consolidated]   [Consolidated]
Assets:
Current Assets:
Cash and Cash Equivalents                    $       56,231    $    210,597
Accounts Receivable - Net                         5,190,056       4,869,116
Loans Receivable - Officer                           42,500          22,500
Prepaid Expenses and Other Current Assets           230,074          80,966
						                                           ----------      ----------
Total Current Assets                              5,518,861       5,183,179
						                                           ----------       ---------
Property and Equipment - Net                         74,581          41,205
						                                           ----------       ---------
Other Assets:
Due from Affiliates                               1,508,502       1,234,428
Customer Lists                                    2,838,535       3,063,503
Goodwill - Net                                      824,125         872,705
Covenant Not-to-Compete                              60,381         241,833
Deferred Offering Costs                             151,307              --
Other Assets                                         22,958          25,074
Investment in Preferred Stock of Affiliate        2,100,730       2,100,730
						                                           ----------        --------
Total Other Assets                                7,506,538       7,538,273
Total Assets                               $     13,099,980    $ 12,762,657
                                          						===========      ==========

See Notes to Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
BALANCE SHEETS

	                                                 						 December 31,
 						                                             1 9 9 6         1 9 9 5
					                                          [Consolidated]   [Consolidated]
Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses          $    283,356     $    551,094
Accrued Payroll and Related Taxes and Expenses    1,784,061        1,755,685
Accrued Payroll Tax Penalties                        77,000          700,000
Accrued Litigation Settlement                       300,000               -
Loans Payable - Asset-Based Lender                3,690,875        3,678,702
Notes Payable - Bank                                     --           60,513
Note Payable - Other                                138,230          138,230
Subordinated Debt Current Portion - IRS Debt             --          700,000
						                                             ---------        --------
Total Current Liabilities                         6,273,522        7,584,224
						                                            ---------        --------
Other Liability:
Due to Affiliates                                       --          926,832
						                                            ---------         --------
Commitments and Contingencies [10]                      --               --
						                                            ---------        --------
Stockholders' Equity:
Preferred Stock, $.01 Par Value, 20,000,000
Shares Authorized Issued and Outstanding
[None - December 31, 1996, 25,000
Shares each of Series A, B and C, 20,000 Shares of
Series D [Liquidation Preference of $1,700,000]
and 5,000 Shares of Series E -December 31, 1995]       --             1,000

Common Stock, $.01 Par Value, 50,000,000 Shares
Authorized, Issued and Outstanding [22,901,331 -
December 31, 1996, 3,424,609 - December 31, 1995]  229,014            34,246

Capital in Excess of Par Value                  12,688,534         9,831,234

Deferred Consulting Fees                          (303,473)         (508,512)

Accumulated Deficit                             (5,787,617)       (5,106,367)
                                           						----------         ---------
Total Stockholders' Equity                       6,826,458         4,251,601
				                                           		----------         --------
Total Liabilities and Stockholders' Equity     $13,099,980      $ 12,762,657
                                   					       ===========        ==========

See Notes to Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS

                                        					     Y e a r s   e n d e d
					                                              D e c e m b e r  31,
                                    					 1 9 9 6      1 9 9 5     1 9 9 4
				                               [Consolidated]  [Consolidated]  [Combined]

Revenues                            $  62,594,051   $ 63,151,995  $25,287,089

Cost of Services Provided              57,436,052     59,157,016   23,704,230
                            				       ----------     ----------   ----------
Gross Profit                            5,157,999      3,994,979    1,582,859
				                                   ----------     ----------   ----------
Operating Expenses:
Selling, General and
Administrative Expenses                 4,396,503      6,358,030      997,122
Related Party Administrative Expenses     120,000         90,000           -
Amortization - Intangibles                455,200        455,197      308,974
Acquisition Expenses                           --        528,578           -
			                                   		---------      ---------      -------
Total Operating Expenses                4,971,703      7,431,805    1,306,096
		                                   			---------      ---------    ---------
Operating Profit [Loss]                   186,296     (3,436,826)     276,763
			                                   		---------      ---------    ---------
Other Income [Expenses]:
Interest Expense                         (712,289)      (963,211)    (696,129)
Other Income [Expense]                    144,743        (12,890)       8,744
Settlement Costs                         (300,000)            --           -
		                                   			---------       --------      -------
Total Other [Expenses] - Net             (867,546)      (976,101)    (687,385)
				                                   	---------       --------     --------
Loss From Continuing Operations          (681,250)    (4,412,927)    (410,622)
				                                   	---------      ---------      -------
Discontinued Operations:
Loss from Discontinued Operations             --        (247,076)          --
Loss on Sale of Discontinued Segment          --         (35,742)          --
				                                    ---------       ---------     -------
Total Discontinued Operations                 --        (282,818)          --
				                                    ---------       ---------     -------
Net Loss                           $    (681,250)   $ (4,695,745)  $ (410,622)
				                                    =========     ===========    ========
Loss Per Share of Common Stock:
Continuing Operations              $       (.04)    $      (1.39)  $    (.68)
Discontinued Operations                      --             (.09)         --
				                                   	--------       ----------     -------
Totals                             $       (.04)    $      (1.48)  $    (.68)
                                    					========      ==========     =======
Weighted Average Number of Shares
of Common Stock                      15,182,970        3,172,696     600,000
				                                 ==========       ==========     =======

See Notes to Financial Statements.

Trans Global Services, Inc.
Consolidated Statement of Stockholders Equity

                                           					       Shares         Amounts
Preferred stock $0.01 Par Value Series "A"
Convertible participating Authorized 25,000
shares
Issuance of Stock at Inception                           25,000       $  250
Balance - December 31,1994                               25,000          250
Balance - December 31,1995                               25,000          250
Conversion of Series "A"  Preferred Stock
to Common                                               (25,000)        (250)
						                                                  --------      -------
Balance - December 31,1996                                    0            0
						                                                  ========      =======
Preferred Stock $.01 Par Value Series
"B" & C"
Convertible Authorized 25,000 shares each
Issuance of Stock at Inception                          50,000        $  500
Balance - December 31,1994                              50,000           500
Balance - December 31,1995                              50,000           500
SISC Recapitalization                                  (50,000)         (500)
						                                                 -------          -----
Balance - December 31,1996                                   0             0
						                                                 	======          =====
Preferred stock $.01 Par Value Series "D"
Convertible 6.25% Redeemable Authorized 20,000 shares
Issuance of Stock at Inception                         20,000         $  200
Balance - December 31,1994                             20,000            200
Balance - December 31,1995                             20,000            200
SISC Recapitalization                                 (20,000)          (200)
						                                                 -------          -----
Balance December 31, 1996                                   0              0
						                                                 =======         ======
Preferred stock $0.01 Par Value Series "E"
Convertible participating Authorized 5,000 shares
Issuance of Stock at Inception                             --             --
Balance - December 31,1994                                 --             --
Issuance of Preferred Stock to Repay Debt               5,000             50
						                                                 ------          ------
Balance - December 31,1995                              5,000             50
Conversion of Series "E" Preferred
Stock to Common                                        (5,000)         (  50)
						                                                 -------          -----
Balance - December 31,1996                                  0              0
						                                                 =======         ======
Preferred stock $0.01 Par Value Series "F"
Convertible participating Authorized 10,000 shares
Issuance of Stock at Inception                             --              --
Balance - December 31,1994                                 --              --
Balance - December 31,1995                                 --              --
SISC Recapitialization                                 10,000             100
Conversion of Series F Preferred Stock to
Common Stock                                          (10,000)           (100)
						                                                	------             ----
Balance- December 31,1996                                   0               0
                                                       ======           =====

Trans Global Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

                                               							Shares         Amount

Common Stock $.01 Par Value Authorized
20,000,000 Shares
Issuance of Stock at Inception                        600,000        $  6,000
                                          					       -------           -----
Balance - December 31,1994                            600,000           6,000
Acquisition of Concept                              1,485,589          14,856
Exercise of Stock Options                             767,000           7,670
Issuance of Common Stock -Private Placement           151,300           1,513
Issuance of Common Stock -Legend Stock                  2,600              26
Issuance of Common Stock -Regulation S                390,000           3,900
Issuance of Common Stock -Sirrom Capital                3,120              31
Exercise of Stock Options                              25,000             250
						                                              ---------          ------
Balance - December 31,1995                          3,424,609        $ 34,246
Conversion of Series "A" and "E"
 Preferred Stock to Common                          2,120,000          21,200
Issuance of Common Stock -
 Regulation S                                       5,500,000          55,000
Issuance of Common Stock-
 Sirrom Capital                                         6,240              63
Deferred Issuance of Common Stock
 Related to Acquisiton Stock of Concept               740,482           7,405
Deferred Issuance of Common Stock
 Related to Sale of WWR                             1,060,000          10,600
Conversion of Series F Preferred
 Stock to Common Stock                             10,000,000         100,000
Exercise of Common Stock Options                       50,000             500
						                                             ----------         -------
Balance - December 31, 1996                        22,901,331        $229,014
						                                             ==========        ========

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS EQUITY

                                           						     SHARES         AMOUNT
Capital in Excess of Par Value
Issuance of Stock at Inception                                    $ 1,715,300
								                                                            ---------
Balance - December 31,1994                                          1,715,300
Acquisition of Concept                                                967,966
Exercise of Stock Options                                           3,226,366
Issuance of Common Stock-Private Placement                            452,387
Issuance of Common Stock -Legend Stock                                    (26)
Issuance of Preferred Stock to Repay Debt                             199,950
Issuance of Common Stock -Regulation S                                996,100
Issuance of Below Market Options                                      178,750
Issuance of Common Stock -Sale of WWR                               1,537,000
Acquisition Expenses                                                  528,578
Issuance of Common Stock -Sirrom Capital                               10,499
Exercise of Stock Options                                              24,750
Reverse Merger Costs                                                 (117,854)
Forgiveness of Accrued Interest Prior Years                           111,468
                                                        								     --------
Balance - December 31,1995                                       $  9,831,234
Conversion of Series "A" and "E" Preferred
 Stock to Common                                                      (20,900)
Issuance of Common Stock -Regulation S                              2,270,000
Issuance of Common Stock- Sirrom Capital                                9,443
Deferred Issuance of Common Stock related to
Acquisition Stock of Concept                                          (7,405)
Deferred Issuance of Common Stock related to
 Sale of WWR                                                          (10,600)
SISC Recapitalization                                                 750,600
Expiration of Below Market Options                                   (138,125)
Issuance of Below Market Options                                       79,687
Conversion of Series F Preferred Stock to Common                      (99,900)
Exercise of Common Stock Option                                        24,500
                                                         								     --------
Balance - December 31,1996                                       $ 12,688,534
								                                                           ==========
Accumulated Deficit
Net [Loss] for the Period Ended December 31,1994                 $   (410,622)
								                                                              --------
Balance - December 31, 1994                                          (410,622)
Net [Loss] for the Period Ended December 31, 1995                  (4,695,745)
                                                        								    ---------
Balance - December 31,1995                                         (5,106,367)
Net [Loss] for the Period Ended December 31, 1996                    (681,250)
								                                                              ---------
Balance - December 31, 1996                                      $ (5,787,617)
								                                                            =========

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS EQUITY

                                           						    SHARES         AMOUNT
Deferred Charges
Balance - December 31, 1994                                      $         --
Exercise of Stock Options                                          (2,543,536)
Issuance of Below Market Options                                     (178,750)
Amortization of Deferred Consulting Costs                           2,213,774
								                                                             ---------
Balance - December 31, 1995                                      $   (508,512)
Amortization of Deferred Consulting Costs                             230,108
Expiration of Below Market Options                                    138,125
Issuance of Below Market Options                                     ( 79,687)
Recapture of Amortization on Expired Below
 Market Options                                                      ( 83,507)
								                                                             ---------
Balance - December 31, 1996                                      $ (  303,473)
								                                                         ============
Total Stockholders' Equity
Issuance of Stock at Inception                                   $  1,722,250
Net [Loss] for the Period Ended December 31,1994                     (410,622)
								                                                              --------
Balance - December 31, 1994                                         1,311,628
Acquisition of Concept                                                982,822
Exercise of Stock Options                                             690,500
Issuance of Common Stock -Private Placement                           453,900
Issuance of Preferred Stock to Repay Debt                             200,000
Issuance of Common Stock -Regulation S                              1,000,000
Issuance of Common Stock -Sale of WWR                               1,537,000
Amortization of Deferred Consulting Costs                           2,213,774
Acquisition Expenses                                                  528,578
Issuance of Common Stock -Sirrom Capital                               10,530
Exercise of Stock Options                                              25,000
Reverse Merger Costs                                                 (117,854)
Forgiveness of Accrued Interest Prior Years                           111,468
Net [Loss] for the Period Ended December 31, 1995                  (4,695,745)
								                                                            ---------
Balance - December 31, 1995                                       $ 4,251,601
Issuance of Common Stock -Regulation S                              2,325,000
Issuance of Common Stock -Sirrom Capital                                9,506
SISC Recapitalization                                                 750,000
Amortization Deferred Consulting Costs                                230,108
Recapture of Amortization on Expired Below
 Market Options                                                       (83,507)
Exercise of Common Stock Options                                       25,000
Net [Loss] for the Period Ended December 31,1996                     (681,250)
								                                                              -------
Balance - December 31, 1996                                       $ 6,826,458
                                                                    =========

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
                                                Y e a r s   e n d e d
                                                 D e c e m b e r  31,
		                           		       1 9 9 6          1 9 9 5       1 9 9 4
  				                              [Consolidated]  [Consolidated]  [Combined]
Operating Activities:
Loss from Continuing Operations    $   (681,250)    $ (4,412,927)  $ (410,622)
Adjustments to Reconcile Net Loss
 to Net Cash Provided by Operating
 Activities:
 Depreciation and Amortization          477,160          466,817      316,253
 Provision for Doubtful Accounts             --           67,363           --
 Loss on Disposal of Property and
 Equipment                                   --               --        2,542
 Charges from Option Exercise           230,108        2,213,774           --
 Recapture of Amortization on
  Expired Below Market Options          (83,507)              --           --
  Settlement Costs                      300,000               --           --
  Non-Cash Expenses Related to
   Trans Global Transaction                  --          528,578           --
  Common Stock Issued for Services
   Rendered                                  --           10,530           --
Changes in Assets and Liabilities:
 [Increase] Decrease in:
   Receivables                         (320,940)         473,305     (271,498)
   Work in Process                           --               --       22,600
   Inventories                               --           55,226           --
   Loan Receivable - Officer            (20,000)         (22,500)          --
   Prepaid Expenses and Other
    Current Assets                     (149,108)         (84,852)      25,897
Increase [Decrease] in:
  Accounts Payable and Accrued
    Expenses                           (267,738)        (544,981)    (535,841)
  Accrued Payroll and Related
    Taxes and Expenses                   28,376        1,076,504     (242,033)
  Accrued Payroll Tax Penalties        (623,000)         700,000           --
				                                   ---------      ----------      --------
Total Adjustments                      (428,649)       4,939,764     (683,080)
				                                   ---------       ----------     --------
Net Cash - Continuing Operations     (1,109,899)         526,837   (1,093,702)
				                                   ----------       ---------   ----------
Loss from Discontinued Operations            --         (282,818)          --
Adjustments to Reconcile Net Loss
 to Net Cash Used for Discontinued
  Operations:
 Gain on Sale of Discontinued Segment        --               --            --
 Depreciation and Amortization               --          149,906            --
 Loss on Sale of Discontinued Segments       --           35,742            --
 Other                                       --               --            --
				                                -----------       ----------      --------
Net Cash - Continuing Operations             --          (97,170)           --
				                                -----------       ----------      --------
Net Cash -Operating Activities
  -Forward                        $  (1,109,899)     $   429,667  $(1,093,702)
See Notes to Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS

                                   						 Y e a r s   e n d e d
						                                    D e c e m b e r  31,
				                                   1 9 9 6        1 9 9 5       1 9 9 4
				                                [Consolidated]  [Consolidated]  [Combined]
Net Cash - Operating Activities
	   Forwarded                     $ (1,109,899)    $  429,667    $(1,093,702)
Investing Activities:
 Capital Expenditures                  (55,536)      (110,384)        (2,095)
Cash of Merged Company                      --        504,210             --
 Net [Advances to] and
  Repayments to Affiliates            (274,074)      (791,105)       459,241
 Net Cash of Subsidiary Sold                --        (46,600)            --
 Proceeds on Sale of Property
  and Equipment                             --             --          1,300
 Other                                   2,116             --             --
                            				   -----------      ---------       --------
Net Cash - Investing Activities       (327,494)      (443,879)       458,446
				                               -----------      ---------      ---------
Financing Activities:
 Net Advances from and [Payments]
  to Asset-Based Lender                  12,173       (340,459)       550,443
Repayment of Long-Term Debt                  --       (125,201)      (144,837)
 Repayment of Subordinated Debt        (700,000)      (800,000)            --
 Net [Payments] to Affiliates          (176,832)      (201,471)            --
 Issuance of Common Stock              2,334,506      1,453,900             --
 Expenses Related to Merged Company          --       (117,154)            --
 Exercise of Stock Options               25,000        715,500             --
 Deferred Offering Costs               (151,307)            --             --
 Cash Overdraft                              --       (360,306)       229,650
 Repayment of Note Payable              (60,513)            --             --
				                                  ---------     ----------         ------
Net Cash - Financing Activities       1,283,027        224,809        635,256
Net [Decrease] Increase in Cash and
 Cash Equivalents                      (154,366)       210,597             --
Cash and Cash Equivalents
  - Beginning of Years                  210,597             --             --
Cash and Cash Equivalents
  - End of Years                    $    56,231    $   210,597     $       --
				                                ===========    ===========     ==========
Supplemental Disclosures of Cash
  Flow Information:
  Cash paid during the years for:
   Interest                         $   712,289    $   909,200     $   696,129
   Income Taxes                     $        --    $        --     $        --


See Notes to Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During the year ended December 31, 1996, the Company had the following:

Issued preferred stock to an affiliate and reduced amounts owed to such affiliate by $750,000 plus accrued interest.
A stock option granted in 1995 expired without having been exercised as to 85,000 shares. This resulted in a recapture of $83,507 of amortization expense. Additional stock options were granted and non-cash deferred charges of $79,687 were incurred which will be amortized over the 2 year life of the option.

During the year ended December 31, 1995, the Company had the following:

Acquired the net assets of Concept Technologies Group, Inc. through a reverse merger. Total net assets of such entities acquired was $982,822 including cash of $504,210 at the date of acquisition.
Issued preferred stock with a value of $200,000 to an affiliate and reduced amounts owed to such affiliate by $200,000 plus accrued interest.
Issued stock options and received exercise proceeds of $715,500 and incurred non-cash deferred charges of $2,213,774.
An affiliate forgave $111,468 of accrued interest payable which has been recorded as a contribution to capital.



See Notes to Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[1] Basis of Presentation
Trans Global Services, Inc., a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc. ["Holdings"], formerly ARC Acquisition Group ["ARC"] and Resource Management International,Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States. The principal stockholder of the Company is SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group Ltd. ["Consolidated"], a publicly held company.

On May 8, 1995, the Company acquired all of the issued and outstanding capital stock of TGS Services, Inc., ["Trans Global"] and issued (a) 1,000,000 shares of Common Stock, (b) shares of a series of preferred stock that, upon the filing of a certificate of amendment to the Company's certificate of incorporation increasing the authorized Common Stock, were converted into 2,000,0000 shares of Common Stock, (c) shares of two series of preferred stock which were convertible into an aggregate of 2,500,000 shares of Common Stock if certain levels of net income before income taxes for 1995 and 1996 are attained and (d) shares of a series of preferred stock which were not convertible, but which had an aggregate redemption price of approximately
$1.7 million, and was payable from 50% of the net proceeds received by the Company from the sale of equity securities. None of such preferred stock was outstanding at December 31, 1996 [See Note 14]. The transactions by which the Company acquired the stock of Trans Global is referred to as the "Trans Global Transaction."

The Trans Global transaction was accounted for as a reverse merger, with Trans Global being the surviving company. Trans Global was formed by SISC in January 1995, to hold the stock of Holdings which was acquired by SISC in December 1993, and RMI, which was acquired by SISC in November 1994. In accounting for the reverse merger, the equity of Trans Global, as the surviving corporation, and Concept Technologies Group, Ltd., which, when referred to as the acquired corporation is referred to as "Concept", was recapitalized as of March 31, 1995. The recapitalization included the reclassification of Concept's accumulated deficit of $11,060,479 as a reduction of capital in excess of par value-common stock and the reclassification of Trans Global's March 31, 1995 preferred stock and common stock to capital in excess of par value-common stock.

The Company's principal business [the "Concept business"] prior to the Trans Global Transaction was the ownership and operation of WWR Technology, Inc. ["WWR"], which conducted the Klipsch professional loudspeaker business, which has been discontinued.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

As of September 30, 1995, the Company sold all of the issued and outstanding shares of capital stock of WWR to an affiliate, SISC, in consideration for which SISC released the Company from its obligations with respect to a $275,000 advance made to the Company and WWR in order to enable WWR to pay an outstanding debenture. As part of the transaction, the Company issued to SISC 1,060,000 shares of Common Stock. WWR had, at the time of the transaction, a deficiency in stockholders' equity of approximately $1.4 million. Among WWR's liabilities was approximately $2.1 million, payable to the Company, which, based upon WWR's historical and current cash flow, would not likely be paid in the near future. This payable was satisfied through the issuance of 1,000 shares by Consolidated, the parent of SISC, of a newly-created series of Consolidated preferred stock, with a stated value of $2,100 per share, which automatically converts on September 30, 2000 into such number of shares of Consolidated's common stock as has a value equaling $2.1 million. This preferred stock is reflected on the balance sheet as investment in Preferred Stock of Affiliate.

The results of operations and cash flows for the years ended December 31, 1996, 1995 and 1994 reflect the operations of Trans Global from the beginning of the period.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The 1996 and 1995 consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries, Holdings and RMI. All intercompany transactions have been eliminated in consolidation.

Principles of Combination - The 1994 combined financials include the accounts of Trans Global and its affiliates Holdings and RMI. The combined financial statements reflect the results of operations and cash flows of Holdings from January 1, 1994 to December 31, 1994 and of RMI from November 22, 1994 [period of acquisition] to December 31, 1994. All intercompany transactions have been eliminated in combination.

Prepaid Expenses and Other Current Assets - Prepaid expenses consist of approximately $173,000 and $78,000 of prepaid insurance at December 31, 1996 and 1995, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Estimated useful lives range from 3 to 10 years as follows:

Furniture and Fixtures                  5 - 7   years
Leasehold Improvements                  5 - 10  years

Transportation Equipment                3 - 4   years

Equipment                               5 - 10  years

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

Deferred Offering Costs - Deferred offering costs of $151,000 were incurred with respect to the Company's proposed public offering. If the offering is not consummated, these costs will be expensed at that time.

Revenue Recognition - The Company records revenue as services are provided.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No.123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss Per Share - Loss per share reflects the weighted average number of shares outstanding for each period. The modified treasury stock method is used for the year ended December 31, 1996. With respect to the year ended December 31, 1995, additional shares were to be issued by the Company, but the persons to whom such shares were to be issued agreed to defer receipt of the shares until the Company increased its authorized common stock. The total number of shares to be so issued was 1,800,482 of which 1,460,000 were issuable to SISC. Such shares which are treated as outstanding from the date such shares were to be issued, were issued following the March 1996 amendment to the Company's certificate of incorporation increasing the authorized capital stock. The consideration for such shares is included in additional paid-in capital. Upon the issuance of the shares, the par value of the shares was transferred from additional paid-in capital to common stock. Common Stock equivalents, consisting of warrants and options are not included in the computation since their effect would be anti-dilutive.

[2] Summary of Significant Accounting Policies [Continued]

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities and does not require its customers to collateralize their payables to the Company. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. For each of the years ended December 31, 1996 and 1995, a significant portion of the Company's receivables were derived from three customers [See Note 13].

Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in excess of the federally insured limit in financial institutions for the payment of payroll costs. Such amounts are reduced below the federally insured limit as payroll checks are presented for payment. Such reduction generally occurs over three to four business days. At December 31,1996, the Company had amounts on deposit with two financial institutions which exceeded the federally insured limit by approximately $750,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

[3] Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at December 31, 1996 and 1995. The Company finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availability of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.25% at December 31, 1996 plus 2% and a fee of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At December 31, 1996 and 1995, the total amount advanced by the asset-based lender was $3,690,875 and $3,678,702, respectively. The weighted average interest rate on this short-term borrowing outstanding as of December 31, 1996 and 1995 was approximately
10.25% and 11%, respectively.

The Company has been advised that, as a result of a change in its general lending policies, the Company's asset-based lender is reducing the Company's maximum borrowing availability to $3 million effective April 1, 1997. The Company is negotiating with the asset-based lender with respect to a deferral of the date on which the reduction of availability becomes effective and has received oral advice from such lender granting a reasonable extension. In lieu of the .3% fee on the receivables financed, the asset-based lender, will charge a flat administrative fee of $10,500 per calendar month, provided that the outstanding receivables do not aggregate more than $10,000,000. An additional fee will be charged on a prorata basis if such outstanding receivables exceed $10,000,000 at any time during the month. This fee would be $954.55 for $1,000,000 of receivables over $10,000,000. Although the Company is seeking alternative financing sources, no assurance can be given that the Company can or will be able to obtain an alternate financing source, the failure of which could have a material adverse effect upon the Company.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[4] Property and Equipment

Property and equipment at December 31, 1996 and 1995 is as follows:

				                                          		 1 9 9 6             1 9 9 5
Equipment                                   $    288,337        $    253,279
Furniture and Fixtures                           171,770             180,452
Leasehold Improvements                             1,039               1,039
                                         						  -------             -------
Totals - At Cost                                 461,146             434,770
Less: Accumulated Depreciation                   386,565             393,565

Totals                                      $     74,581        $     41,205

Depreciation expense charged to operations was $22,160 in 1996 and $11,820 in 1995 and $5,973 in 1994.

[5] Intangibles

The Company acquired its subsidiaries [See Note 2] during 1994. As part of the purchase agreement, the Company acquired customer lists, a restrictive covenant and goodwill. The intangible assets acquired and the related amortization on the straight-line method are summarized as follows:

                     			       Accumulated Amortization   Net of Amortization
               		Life                  December 31,          December 31,
  	             	Years    Cost        1996        1995        1996       1995


Customer Lists    15   $3,374,477   $535,942   $310,974  $2,838,535 $3,063,503
Goodwill          20   $  971,623   $147,498   $ 98,918  $  824,125 $  872,705
Covenants
Not-to-Compete     5   $  907,257   $846,876   $665,424  $   60,381 $  241,833

On January 1, 1996, the Company adopted SFAS No.121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."
SFAS No. 121 established accounting standards for the impairment of long-lived assets and certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of.

Management has determined that expected future cash flows [undiscounted and without interest charges] exceed the carrying value of the intangibles at December 31, 1996 and believes that no impairment of these assets has occurred. It is at least reasonably possible that management's estimate of expected future cash flows may change, in the near term.



TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[6] Subordinated Debt
The Company, having been delinquent in filing certain payroll taxes during the quarter ended March 31, 1996, has entered into an agreement with the Internal Revenue Service ["IRS"] to pay those taxes, interest and penalties in installments. At December 31, 1996 approximately $900,000 remained on that balance, which is to be paid in four monthly installments of $150,000 with the balance to be paid in a fifth monthly installment. All other taxes are current. The Company continues to contest the penalties and is seeking to recover the amount paid. The obligations to the IRS are subordinated to the obligations to its asset-based lender.

The Company, as part of its acquisition of RMI, agreed to assume a certain debt for delinquent taxes owed to the IRS. The total outstanding amount of the debt was $2,000,000, of which $500,000 was paid at the closing of the acquisition of RMI. The remaining $1,500,000 was payable in 15 monthly installments of $100,000 commencing May 31, 1995. This obligation was paid in 1996.

[7] Related Party Transactions
Trans Global was organized by SISC in January 1995 to hold all of the stock of Holdings, which was acquired by SISC in December 1993, and RMI, which was acquired by SISC in November 1994. At the time of the organization of Trans Global, Trans Global issued to SISC, in consideration for the shares of Consolidated common stock issued in connection with the acquisitions of Holdings and RMI assets, shares of a redeemable preferred stock. Trans Global also issued to SISC warrants to purchase shares of its common stock. The Trans Global stock and warrants were issued to SISC in consideration for the transfer of the stock of Holding and RMI and the advances made by SISC.
In connection with the organization of Trans Global, Trans Global also issued a 3.4% interest to the president of TGS, in exchange for certain rights he had with respect to the stock of Holdings. Also in connection with the organization of Trans Global, SISC transferred a 5% interest in its common stock and warrants in Trans Global to DLB, Inc. ["DLB"] in exchange for DLB's 10% interest in Avionics. DLB is owned by the wife of the chairman of the board and chief executive officer of the Company, however, the chairman dislaims beneficial ownership in DLB or any securities owned by DLB.

Pursuant to the Trans Global Transaction [See Note 1], the Company issued to SISC, the president of the Company and DLB, who were the stockholders of Trans Global, in exchange for the common stock, preferred stock and warrants of Trans Global, an aggregate of (a) 1,000,000 shares of Common Stock, (b)
25,000 shares of Series A Convertible Participating Preferred Stock ["Series
A Preferred Stock"], (c) 25,000 shares of each of Series B and C Preferred Stock which were convertible into an aggregate of 2,500,000 shares of Common Stock if certain levels of income before income taxes are attained, and (d) 20,000 shares of Series D 6.25% Redeemable Cumulative Preferred Stock ["Series D Preferred Stock"], which were not convertible, but which had an aggregate redemption price of approximately $1.7 million. In addition, in connection with the Trans Global Transaction, the Company issued two-year warrants to purchase an aggregate of 500,000 shares of Common Stock at $3.50 per share.
As a result of the March 1996 amendment to the Company's certificate of incorporation increasing the authorized Common Stock, the 25,000 shares of Series A Convertible Preferred Stock were automatically converted into 2,000,000 shares of Common Stock. The former stockholders of Trans Global have certain registration rights with respect to securities issued pursuant to the Trans Global Transaction.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

In connection with the sale of WWR to an affiliate of SISC, the Company issued to SISC 1,060,000 shares of Common Stock. In connection with such transaction, WWR satisfied its obligation to pay approximately $2.1 million due to the Company through the issuance of preferred stock of Consolidated, the parent of SISC [See Note 1]. At the time of the transfer, WWR owed a non-affiliated lender $530,000, and at December 31, 1996, the principal amount of such note was $325,000. Certain companies which are affiliated with a person who was a director of the Company until February 1997 have guaranteed this note. The Company, SISC and Consolidated have guaranteed the guarantee obligations of such guarantors. In addition, the Company is required to issue to the lender 520 shares of Common Stock each month that the loan is outstanding.

The Company has a management services agreement with a wholly-owned subsidiary of Consolidated pursuant to which the Company pays a monthly fee of $10,000 through March 2000. The monthly fee will increase to $25,000 upon completion of its proposed public offering.

At June 30, 1995, SISC converted $200,000 of the Company's obligations to SISC into 5,000 shares of Series E Preferred Stock. In March 1996, as a result of amendment to the Company's certificate of incorporation increasing its authorized common stock, the 5,000 shares of Series E Preferred Stock was automatically converted into 120,000 shares of Common Stock.

[7] Related Party Transactions [Continued]

SISC has advanced approximately $1,100,000 to the Company. Pursuant to an exchange [the "SISC Recapitalization"], the Company issued to SISC 9,900 shares of Series F Preferred Stock and warrants to purchase 3,200,000 shares of Common Stock at $1.25 per share in exchange for the cancellation of $750,000 principal amount of the Company's debt to SISC and all of the shares of Series B, C, and D Preferred Stock owned by SISC, including accrued dividends due on the Series D Preferred Stock. As part of the SISC Recapitalization, the Company issued 100 shares of Series F Preferred Stock to DLB, which owned 5% of the Series B and C Preferred Stock. The 10,000 shares of Series F Preferred Stock were converted into 10,000,000 shares of Common Stock in October and December 1996. As a result of the SISC Recapitalization, the Company's obligations to SISC was reduced to $300,000, which was paid in 1996.

In April 1996, the Company issued to its directors warrants to purchase an aggregate of 1,700,000 shares of Common Stock at $1.25 per share. The warrants which are the same as those issued to SISC pursuant to the SISC Recapitalization, expire on April 1, 2001 and provide the holders with certain registration rights. In connection with the issuance of such warrants, the obligation of the Company to issue to two directors warrants to purchase an aggregate of 150,000 shares at $3.50 per share was terminated. Such warrants were authorized in October 1995, but the warrants were never issued.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The Company has from time to time made advances to three subsidiaries of SISC [the "SISC Subsidiaries"] which are not owned or controlled by the Company. The aggregate amount of such advances outstanding on December 31, 1996 and 1995 was $1,509,000 and $1,235,000, respectively. The amounts outstanding on such dates represent the largest amounts outstanding during the respective years. Advances to the SISC Subsidiaries may continue. In addition, the Company pays the compensation and benefits of certain non-executive employees who perform services for both the Company and one of the SISC Subsidiaries and share common space and other office expenses. The amount allocated to such SISC Subsidiary, which is approximately $150,000 per annum, is added to the obligations of the SISC Subsidiary to the Company.

[8] Notes Payable

Bank - At December 31, 1995, a note payable to the bank in the amount of $60,513, bearing interest at 9.45%, was payable on demand. During the year ended December 31, 1996, the Company paid the bank note in full.

Other - At December 31, 1996 and 1995, a note payable to former stockholders of an acquired subsidiary due September 1996 with interest at 7% remained outstanding. The payment of principal and interest on this note has been suspended pending the outcome of the Government Printing Office contingency [See Note 11].

The weighted average interest rate on the above short-term borrowings outstanding as of December 31, 1996 and 1995 was approximately 7.4% and 7.75%, respectively.

[9] Income Taxes

For financial reporting purposes at December 31, 1996, the Company has net operating loss carryforwards of approximately $5,500,000 expiring by 2011. The Internal Revenue Code of 1986 includes provisions which may limit the net operating loss carryforwards available for use in any given year if certain events occur including significant changes in stock ownership.

The expiration dates of net operating loss carryforwards are as follows:

December 31,                Amount

2009            $         400,000
2010                    4,400,000
2011                      700,000

Total           $       5,500,000

A deferred tax asset arising primarily from the benefits of net operating loss carryforwards of approximately $2,200,000 is offset by a valuation allowance of $2,200,000. The valuation allowance increased by $300,000 in 1996.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[10] Commitments

The Company leases office space and several office machines under operating leases which expire in 1999. The following is an analysis of commitments as of December 31, 1996:

1997            $       97,974
1998                    57,222
1999                       810
Thereafter                  --
             		       --------
Total           $      156,006

Rent expense amounted to $174,312, $141,684 and $67,776 for the years ended December 31, 1996, 1995 and 1994, respectively.

[11] Contingencies

On May 14, 1991, the Government Printing Office wrote Holdings asking to be reimbursed a total of $296,292 for "unauthorized timework" on two programs. The Company has been in contact with the Department of Justice which has stated that they were declining prosecution of the Company regarding this matter. Management believes these claims are without merit and intends to contest these claims vigorously if reasserted by the Government Printing Office and believes that the ultimate disposition of this matter will not have a material adverse effect on the financial position of the Company.

The United States Department of Labor and the independent trustees [collectively "DOL"] have filed complaints against Job Shop Technical Services, Inc. ["Job Shop"] and its principal stockholder [both are non-affiliates of the Company] for civil violations of ERISA resulting from the failure of Job Shop to deposit employee contributions to Job Shop's 401[k] retirement plan. A similar complaint was filed by former employees of Job Shop against Job Shop, its principal stockholder and others. At November 21, 1994, the amount due to the Job Shop 401[k] plan was approximately $3.0 million, which amount may have increased since such date as a result of interest and penalties. Neither the Company nor RMI, which is the subsidiary which acquired assets and assumed certain obligations of Job Shop in November 1994, has been named as a defendant in either of such actions. The DOL has raised with the Company the possibility that RMI may be liable with respect to Job Shop's ERISA liability as a successor corporation or purchaser of plan assets, even though RMI did not assume such obligations and paid value for those assets which it did purchase. Although the Company believes that RMI is not a successor corporation to Job Shop and is not responsible for Job Shop's ERISA violations, it has negotiated an agreement with the DOL for payment in the amount of $300,000 to settle this matter. Such amount has been accrued at December 31, 1996.

The Company is the guarantor of a note, of which $325,000 is outstanding at December 31, 1996, issued by WWR to a non-affiliated lender.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS,

[11] Contingencies [Continued]

Due to the uncertainties in the legal process it is reasonably possible that management's view of the outcomes of the above matters may change in the near term.

[12] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences or realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1996 and 1995:

                        			   	Carrying Amount              Fair Value
				                            December 31,               December 31,
			                           1 9 9 6      1 9 9 5     1 9 9 6      1 9 9 5

Investment Preferred Stock of
 Affiliate                    $2,100,730  $2,100,730   $2,100,730  $2,100,730
Debt Maturing Within One Year $4,129,105  $4,577,445   $4,129,105  $4,577,445
Long-Term Debt                $       --  $  926,832   $       --  $  926,832

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The fair value of long-term debt is based on current rates at which the Company could borrow funds with similar remaining maturities.
The carrying amount of long-term debt approximates fair value. The investment in preferred stock of affiliate is based upon the fair value of the guarantee of fair value issued by such affiliate. The Company is contingently liable for a debt arrangement totaling $325,000 at December 31, 1996. The Company knows of no event of default which would require it to satisfy this guarantee and, therefore, the fair value of this contingent liability is considered immaterial.

[13] Economic Dependency

In 1996, three customers of the Company, accounted for approximately
$16,000,000, $13,000,000 and $9,000,000, respectively of sales.  Accounts receivable of $2,850,000 were due from these customers collectively at December 31, 1996. Three customers of the Company accounted for approximately
$20,000,000, $9,000,000 and $6,000,000, respectively, of the sales for 1995.

Accounts receivable of approximately $1,350,000 were due from these customers collectively at December 31, 1995.


TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[14] Employment  and Management Contracts

In September 1996, the President of Trans Global entered into a five-year employment agreement pursuant to which he receives annual compensation of $234,000, subject to an annual cost of living increase. In addition, he is entitled to a bonus equal to 5% of Trans Global's income before income taxes, but not more than 200% of his salary. This agreement supersedes his employment agreement of January 1995.

In January 1995, the Company entered into a consulting agreement through March 31, 2000 with the Trinity Group, Inc. ["Trinity"], a wholly owned subsidiary of Consolidated. Trinity is engaged in the business of providing management services to businesses and has been providing such services to the Company on an ongoing basis. Trinity is receiving monthly compensation at the rate of $10,000 per month. On January 1, 1997, the Company agreed to increase the monthly fee to $25,000 per month, effective during the month in which the Company receives the proceeds from its proposed public offering.

[15] Stockholders Equity

At December 31, 1996, the authorized capital stock of the Company consisted of 20,000,000 shares of Preferred Stock, par value $.01 per share, and 50,000,000 shares of Common Stock, par value $.01 per share. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

At December 31, 1996, there were no shares of any series of Preferred Stock outstanding. At December 31, 1995, there were five series of Preferred Stock outstanding-- the Series A, B, C, D, and E Preferred Stock. The Series A, B, C and D Preferred Stock were issued in connection with the Trans Global Transaction [See Notes 1 and 7]. The Series E Preferred Stock was issued in exchange for the cancellation of debt by SISC [See Note 7].

The Series A and E Preferred Stock were automatically converted into 2,000,000 and 120,000 shares of Common Stock, respectively, upon the March 1996 amendment to the Company's certificate of incorporation which increased the authorized capital stock. The Series B and C Preferred Stock were convertible into Common Stock if certain earnings levels were attained. The Series E Preferred Stock was not convertible and was redeemable for $1.7 million.

See Note 7 in connection with (a) the issuance of securities in connection with the Trans Global Transaction, (b) the issuance of Common Stock in connection with the sale of WWR, (c) the SISC Recapitalization and (d) the issuance of warrants to directors of the Company.

In May 1995, contemporaneously with the Trans Global Transaction, the Company issued in a private placement 151,300 units for $3.00 per unit or an aggregate of $453,900. Net proceeds from such offering were $428,300. Each unit consisted of one share of Common Stock and a warrant to purchase three shares of Common Stock at $3.50 per share. The warrants are exercisable for 45 days after the effective date of a registration statement which includes such warrants.

TRANS GLOBAL SERVICES,INC.
NOTES TO FINANCIAL STATEMENTS

[15]   Stockholders Equity [Continued]

In connection with the Trans Global Transaction, the Company issued an aggregate of 215,482 shares of Common Stock and warrants to purchase an aggregate of 107,740 shares of Common Stock at $3.50 per share in exchange for the agreement of certain holders of restricted securities to a lock-up with respect to such shares. The warrants expire in May 1997. Entities which may be affiliated with a former director received 181,080 shares of Common Stock and warrants to purchase 90,540 shares.

Also in connection with the Trans Global Transaction, the Company issued 125,000 shares of Common Stock to an investment banking firm as a finders' fee.

At December 31, 1996, there were also outstanding warrants to purchase
567,245 shares of Common Stock at $7.00 per share, which were issued in connection with the Company's February 1994 initial public offering and expire in May 1997, and warrants to purchase an aggregate of 295,712 shares of Common
Stock at prices ranging from $2.00 per share to $8.45 per share, of which warrants to purchase an aggregate of 120,087 shares are held by entities who may be affiliated with a former director of the Company.
Outstanding warrants as of December 31, 1996 is as follows:
              		  No. of                          No. of
		                Warrants    Exercise  FMV at    Warrants
Date of Grant     Issued       Price    Date of   Exercised
					                                   Grant                  Expiration Date

April 1996      4,900,000      1.25     1.25         --        April 2001
May 1995          453,900      3.50     3.00         --        [A]
May 1995          107,740      3.50     3.00         --        May 1997
May 1995          500,000      3.50     3.00         --        May 1997
February 1994     567,245      7.00     6.50         --        May 1997
February 1994      55,000      8.45     6.50         --        February 1999
February 1994     169,462      7.00     6.50         --        May 1997
November 1993      50,000      6.50     6.50         --        November 1998
August 1993        21,250      2.00     2.00         --        August 1998
              		---------
Total           6,824,597
	              	=========
[A] Exercisable for 45 days after the effective date of a registration statement which includes such warrants.

In April 1996, the Company issued 3,200,000 warrants to a related party pursuant to an equity transaction with such related party. In April 1996, the Company issued 1,700,000 warrants to directors at an exercise price of $1.25 which was equal to their fair value at that date. At December 31, 1996, none of the above warrants issued were canceled and all warrants are exercisable.
At December 31, 1996, their are no additional warrants subject to grant.


TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATMENTS

[15]  Stockholders Equity [Continued]

On January 2, 1996 and July 26, 1996, the Company sold 500,000 shares of common stock and 5,000,000 shares of common stock pursuant to Regulation S of the Securities Act of 1933 and received net proceeds of $375,000 and $2,000,000, respectively.

Non-Employee Directors, Consultants and Advisors Stock Plan - During the year ended December 31, 1995, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. At various times, the Company has registered and granted shares pursuant to the plan. During the year ended December 31, 1995, 767,000 shares were granted and exercised, at an average price of $.90 per share, resulting in $2,543,536 of deferred charge costs computed as follows:

Shares                                                           767,000
Value of Stock at Date of Grant [Weighted Average]      $       4.216475
                                                 							----------------
							                                                       	3,234,036
Exercise Price                                                  (690,500)
						                                                 	----------------
Total Charges Deferred at the Time of Exercise          $      2,543,536
						                                                 	================
In accordance with the agreements relating to the various parties involved, amortization of the deferred portion in the amount of $101,000 and $2,213,774 was charged to income from operations for the years ended December 31, 1996 and 1995, respectively.  The unamortized deferred consulting expense is recorded in the equity section of the balance sheet.  Such deferred charges are being amortized over four years, based on the terms of the related contracts.

Below Market Stock Options - On August 14, 1995, an option was granted under the Company's 1995 stock incentive plan [See Note 16] to a consultant to purchase 110,000 shares of common stock, at a price of $1.00 per share. The market value of the stock at the date of grant was $2.625 per share. The deferred charges amount to:

Shares                                                     110,000
Value of Stock at Date of Grant                      $       2.625
                                          						     -------------
							                                                    288,750
Exercise Price                                             110,000
						                                               -------------
Total Charges Deferred at the  Time of Exercise      $     178,750
						                                               =============
The option was exercised as to 25,000 shares of 110,000 shares on October 9,
1995.  Such exercise was made by a reduction in the Company's indebtedness to
SISC.  This option expired on August 14, 1996 with 85,000 shares unexercised.
It was replaced with a new grant to purchase 85,000 shares at $.50 per share with an expiration date of August 13, 1998. The market value of the stock at the date of grant was $1.4375.  The deferred charges amount to:

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL SERVICES.

[15]  Stockholders Equity [Continued]

Shares                                                     85,000
Value of Stock at Date of Grant                      $     1.4375
                                          						     ------------
							                                                   122,188
Exercise Price                                             42,500
						                                               ------------
Total Charges Deferred at the Time of Exercise       $     79,688
						                                               ============
The option was exercised as to 50,000 shares of the 85,000 shares as of
December 31, 1996.

[16] Stock Option Plans

The Company has three stock option plans. In 1993, the Company adopted the 1993 Stock Incentive Plan [the "1993 Plan"], covering an aggregate of 150,000 shares of Common Stock. Options to purchase 124,100 shares of Common Stock were granted at exercise prices of $3.00 as to 54,500 shares, $5.00 as to 14,600 shares and $5.00 as to 55,000 shares. The exercise price of all of such options was reduced to $2.25 per share in February 1995. As of August
31, 1995, options to purchase 10,150 shares had expired unexercised. No options under the 1993 Plan had been exercised. In January 1995, the board of directors adopted the 1995 Stock Incentive plan [the "1995 Plan"], pursuant to which stock options and stock appreciation rights can be granted with respect to 305,000 shares of Common Stock. At August 31,1995, options to purchase
290,000 shares of Common Stock were granted pursuant to the 1995 Plan, of which options to purchase 205,000 shares were exercised and options to purchase 85,000 shares at an exercise price of $1.00 per share were outstanding. In May 1995, the board of directors adopted, and, in March 1996, the stockholders approved the 1995 Long Term Incentive Plan [the "1995
Incentive Plan"], initially covering 500,000 shares of Common Stock.
In April and November 1996, the board of directors and stockholders approved an amendment to the 1995 Incentive Plan which increased the number of shares of Common Stock currently subject to the 1995 Incentive Plan to 2,492,332 shares. The number of shares of Common Stock subject to the 1995 Incentive
Plan automatically increases by 5% of any shares of Common Stock issued by the Company other than shares issued pursuant to the 1995 Incentive Plan.
In August 1995, the Company granted to an officer six-year incentive stock options to purchase an aggregate of 250,000 shares of Common Stock pursuant to the 1995 Incentive Plan at an exercise price of $2.125 per share, being the fair market value on the date of grant. The option is immediately exercisable as to 47,000 shares of Common Stock and becomes exercisable as to an additional 47,000 shares of Common Stock on each of January 1, 1996, 1997,
1998 and 1999 and becomes exercisable as to the remaining 15,000 shares of Common Stock on January 1, 2000.


TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[16] Stock Option Plans [Continued]

In April 1996, the Company issued to each of Messrs. Lewis S. Schiller and Joseph G. Sicinski a warrant to purchase 400,000 shares of Common Stock at $1.25 per share and to each of Messrs. E. Gerald Kay, Joel S. Kanter and Norman J. Hoskin, a warrant to purchase 300,000 shares of Common Stock at $1.25 per share. In connection with such grants, Messrs. Kay and Kanter agreed to waive the right to receive previously authorized warrants, which had not been issued.

In April 1996, the committee granted incentive stock options to purchase an aggregate of 1,310,000 shares of common stock at $1.125 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the company, who received an option to purchase 800,000 shares of common stock, Mr. Lewis S. Schiller, chairman of the board of the Company, who received an option to purchase 150,000 shares of common stock, one other officer, who received an option to purchase
100,000 shares of common stock, and sixteen other employees who received options to purchase an aggregate of 260,000 shares of common stock. In conncetion with the grant to Mr. Sicinski, he agreed to the cancellation of the previously granted incentive stock options. The option granted to Messrs. Schiller and Sicinski have a ten year term, and the other options have five year terms [See Note 15].

No compensation cost was recognized for stock-based employee awards.

A summary of the activity under the Company's stock option plans is as follows:
                     			  1993 Plan       1995 Plan       1995 Incentive Plan

Options Outstanding
  - January 1, 1995         124,100              --                     --

Granted                          --         290,000                250,000
Exercised                        --        (205,000)                    --
Expired                     (10,150)             --                     --
                     			    --------       ---------               -------
Options Outstanding
  - December 31, 1995       113,950          85,000                250,000
Granted                          --          85,000              1,325,000
Exercised                        --         (50,000)                    --
Canceled                         --         (85,000)              (250,000)
			                         --------        ---------             ---------
Options Outstanding
  - December 31, 1996       113,950          35,000              1,325,000
			                        ========        =========            ==========
Options Exercisable
  - December 31, 1996       113,950          35,000              1,325,000
			                        ========        =========            ==========
Weighted Average Exercise
    Price                 $    2.25       $    0.88            $      1.28

Weighted Average Fair
  Value at Date of Grant  $    2.25       $    0.88            $      1.28

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[16] Stock Option Plans [Continued]

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $1,724,000 and $393,000 for the years ended December 31, 1996 and 1995, respectively, and the Company's net loss and net loss per share would have been as follows:

                                          						       Years ended
						                                                 December 31,
				                                          		1 9 9 6           1 9 9 5


Net Loss as Reported                        $   (681,250)       $(4,695,745)
                                   					    =============       ============
Pro Forma Net Loss                          $ (2,405,250)       $(5,088,745)
					                                       =============       ============
Net Loss Per Share as Reported              $       (.04)       $     (1.48)
					                                       =============       ============
Pro Forma Net Loss Per Share                $       (.16)       $     (1.60)
					                                       =============       ============
The fair value of options and warrants [See Note 15] at date of grant was estimated using the fair value based method with the following weighted average assumptions:

Expected Life [Years]                        2
Interest Rate                              5.8%
Annual Rate of Dividends                     0%
Volatility                                84.0%
The weighted average fair value of options at date of grant using the fair value based method during 1996 and 1995 is estimated at $1.22 and $.73, respectively.

[17] Discontinued Segment

During the year ended December 31, 1995, the Company disposed of a segment of the business that was unrelated to its present line. The revenues generated by that segment amounted to $1.5 million. The loss relating to the discontinued operations was $247,000.

[18] Proposed Public Offering

In October 1996, the Company filed a registration statement with respect to a proposed public offering of its securities.


TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[19] New Authoritative Accounting Pronouncement

The Financial Accounting Standards Board ["FASB"] has issued Statement of Financial Accounting Standards ["SFAS"] No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996. The provisions of SFAS No. 125 must be applied prospectively; retroactive application is prohibited, and early application is not allowed. SFAS No. 125 supersedes SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse". While both SFAS No.125 and SFAS No. 77 required a surrender of "control" of financial assets to recognize a sale, the SFAS No. 125 requirements of sale are generally more stringent. SFAS No. 125 is not expected to have a material impact on the Company because they haven't been recognizing sales under SFAS No. 77 and will also not be under SFAS No.125. Some provisions of SFAS No.125, which are unlikely to apply to the Company, have been deferred by the FASB.

The FASB has issued SFAS No.128 "Earnings Per Share" and SFAS No. 129 "Disclosure of Information About Capital Structure." Both are effective for financial statements issued for periods ending after December 15,1997. SFAS No.128 simplifies the computation of earning per share by replacing the presentation of primary earnings per share with a presentation of basic earnings per share. The statement requires dual presentation of basic and diluted earnings per share by entities with complex capital structures. Basic earnings per share includes no dilution and is computed by dividing income available to common stockholders by the weighted average number of shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.

While the Company has not analyzed SFAS No. 128 sufficiently to determine its long-term impact on per share reported amounts, SFAS No. 128 should not have a significant effect on historically reported per share loss amounts.

SFAS No. 129 does not change any previous disclosure requirements, but rather consolidates existing disclosure requirements for ease of retrieval.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE

                             			Years ended                 Years ended
			                          December 31, 1996              December 31,
		                    Primary EPS   Fully Diluted EPS    1 9 9 5    1 9 9 4
Net Loss -Historical  $ (681,250)     $ (681,250)     $(4,695,745) $(410,622)
Adjustments Per
 Modified Treasury
  Stock Method           448,289         440,238
		                    	--------         --------
Adjusted Net Loss
  - Primary           $ (232,961)
		                    	=========
Adjusted Net Loss
  - Fully Diluted                     $ (241,012)
				                                 ===========
Loss Per Share:
Loss Per Share-Note 1 $    (0.01)                      $  (1.48)   $  (0.68)
		                    ===========                      =========   =========
Loss Per Share-
  Assuming Full
  Dilution - Note 2                   $    (0.01)      $  (0.49)   $  (0.68)
				                                  ===========      =========   =========

Note 1: Computed by dividing net loss by the weighted average number of common shares (15,182,970, 3,172,696 and 600,000) for the years ended
December 31, 1996, 1995 and 1994 respectively adjusting it by items (i) to
(v) below using the modified treasury stock method of calculating earnings per share.

(i) Assumes that 1,325,000 1995 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt and to invest the balance.

(ii) Assumes common stock purchase warrants to purchase an aggregate of 1,924,597 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt and to invest the balance.

(iii) Assumes common stock purchase warrants to purchase an aggregate of 4,900,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt and to invest the balance.

(iv) Assumes that stock options to purchase 35,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ , retire debt and to invest the balance.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 -COMPUTATION OF EARNINGS PER SHARE

Note 1 [Continued]
(v) Assumes that 113,950 1993 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on the NASDAQ, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedule 1.

Note 2: Computed by dividing net loss by the weighted average number of common shares (15,182,970, 3,172,696 and 600,000) for the years ended December 31, 1996, 1995 and 1994 respectively adjusting it by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

(i) Assumes that 1,325,000 1995 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt and to invest the balance.

(ii) Assumes common stock purchase warrants to purchase an aggregate of 1,924,597 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt and to invest the balance.

(iii) Assumes common stock purchase warrants to purchase an aggregate of 4,900,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt and to invest the balance.

(iv) Assumes that stock options to purchase 35,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ , retire debt and to invest the balance.

(v) Assumes that 113,950 1993 Stock Incentive Plan stock options outstanding at December 31, 1996 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at December 31, 1996 as quoted on the NASDAQ, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedule 2.

Note: This calculation is submitted in accordance with the Securities Act of 1934 Release No. 9083, although it is contrary to Para. 40 of APB 15 because it may produce an anti-dilutive result.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE [Continued]

SCHEDULE 1.
PRIMARY EARNINGS PER SHARE - DECEMBER 31, 1996
Weighted average # of shares o/s 12/31/96                    15,182,970

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan - employees     1,310,000
Options pursuant to 1995 Stock Incentive Plan - directors        15,000
Series A, B, C Warrants                                       1,924,597
Series D Warrants                                             4,900,000
SMACS options                                                    35,000
Options pursuant to 1993 option plan                            113,950
                                                 							       --------
Total issuable                                                8,298,547
Total that can be reacquired:
(15,182,970 x 20%)                                            3,036,594
							                                                       ---------
Issued not reacquired                                         5,261,953

Proceeds                                 Price      # of shares
Options pursuant to 1995
  Stock Incentive Plan - employees     $ 1.125      1,310,000      1,473,750
 Options pursuant to 1995
  Stock Incentive Plan - directors     $ 1.031         15,000         15,465
Series A, B, C Warrants                Various      1,924,597      9,704,939
Series D Warrants                      $ 1.250      4,900,000      6,125,000
SMACS options                          $ 0.500         35,000         17,500
Options pursuant to 1993 option plan   $ 2.250        113,950        256,388
                                                         								   --------
								                                                          17,593,042
Limitation
3,036,594 shares x 1.5379(avg FMV)                                 4,669,978
								                                                          ----------
Total proceeds remaining to retire debt                           12,923,064

Outstanding short - term debt                                      6,273,522
- A/P and accrued expenses                                           283,356
- Note payable (Gov't printing ofce)                                 138,230
- Accrued litigation settlement                                      300,000
                                                        								   5,551,936
Net income effects of debt retirement: at 7/1/96
Interest expense per P&L = 712,289 for full year
retired 7/1/96 = net interest expense 356,150

Remaining proceeds for cash                                        7,371,128
                                                        								   ---------

Cash invested in money market fund @ 2.5% interest for 6 months

      	      7371128 @ 2.5% /2                                       92,139

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 -COMPUTATION OF EARNINGS PER SHARE [Continued]

SCHEDULE 1-   PRIMARY EARNINGS PER SHARE - DECEMBER 31, 1996 [continued]

P&L impact
Reduction of interest expense           356,150
Additional interest income               92,139
                                   					-------
                                   					448,289

Weighted average # of shares o/s 12/31/96                      15,182,970
Options and warrants not reacquired                             5,261,953
                                                        								---------
Total                                                          20,444,923
							                                                        ==========

December 31, 1996 Net income per F/S               (681,250)
Adjustment per modified treasury stock method       448,289
                                                    -------
Adjusted net loss                                  (232,961)
Primary EPS     -232961/20,444,923=                  -0.011394564802
						                                              ($0.01)
Total reacquired
Options pursuant to
 1995 Stock Incentive Plan - employees    1.53788     1,310,000     2,014,623
Options pursuant to
 1995 Stock Incentive Plan - directors    1.53788        15,000        23,068
Series A, B, C Warrants                   1.53788     1,924,597     2,959,799
Series D Warrants                         1.53788     4,900,000     7,535,612
SMACS options                             1.53788        35,000        53,826
Options pursuant to 1993 option plan      1.53788       113,950       175,241
								                                                           ----------
Total proceeds remaining to retire debt                            12,762,169


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 -COMPUTATION OF EARNINGS PER SHARE [Continued]

SCHEDULE 2
FULLY DILUTED EARNINGS PER SHARE - DECEMBER 31, 1996
Weighted average # of shares o/s 12/31/96                         15,182,970
Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan - employees          1,310,000
Options pursuant to 1995 Stock Incentive Plan - directors             15,000
Series A, B, C Warrants                                            1,924,597
Series D Warrants                                                  4,900,000
SMACS options                                                         35,000
Options pursuant to 1993 option plan                                 113,950
                                                         								   --------
Total issuable                                                     8,298,547
Total that can be reacquired:
(15,182,970 x 20%)                                                 3,036,594
Issued not reacquired                                              5,261,953

Proceeds                                  Price     # of shares
Options pursuant to
 1995 Stock Incentive Plan - employees    $1.125    1,310,000       1,473,750
Options pursuant to
 1995 Stock Incentive Plan - directors    $1.031       15,000          15,465
Series A, B, C Warrants                   Various   1,924,597       9,704,939
Series D Warrants                         $1.250    4,900,000       6,125,000
SMACS options                             $0.500       35,000          17,500
Options pursuant to 1993 option plan      $2.250      113,950         256,388
                                                        								    ---------
								                                                           17,593,042
 3,036,594 shares x 1.750( FMV at 12/31/96)                         5,314,040
								                                                           ----------
Total proceeds remaining to retire debt                            12,279,002

Outstanding short - term debt                       6,273,522
- A/P and accrued expenses                            283,356
- Note payable (Gov't printing ofce)                  138,230
- Accrued litigation settlement                       300,000
                                           						    --------       5,551,936
								                                                            ---------
Remaining proceeds for cash                                        6,727,066
Net income effects of debt retirement: at 7/1/96
Interest expense per P&L = 712,289 for full year
retired 7/1/96 = net interest expense 356,150

Cash invested in money market fund @ 2.5% interest for 6 months

	   6727066@ 2.5%/2                                            84,088



TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE [Continued]

P&L impact
Net loss per F/S                                      (681,250)
Reduction of interest expense                          356,150
Additional interest income                              84,088
                                          						      ---------
Adjusted net loss                                     (241,012)

Weighted average # of shares o/s 12/31/96                         15,182,970
Options and warrants not reacquired                                5,261,953
                                                         								  ---------
Total                                                             20,444,923

Fully diluted EPS               -241012/20,444,92  =              ($0.0118)


TRANS GLOBAL SERVICES, INC.
EXHIBIT 21.1 LIST OF SUBSIDIARIES OF THE REGISTRANT


						       State of
Company                                                Incorporation
-------------------                                    --------------

TGS Services Corp.                                     Delaware
Resource Management International, Inc.                Delaware
  d/b/a The RMI Group
Avionics Research Holdings, Inc.                       Delaware
Avionics Research Corp.                                New York
Avionics Research Corp. of Florida                     Florida