Form 10-Q
period 1997-03-31
TRANS GLOBAL SERVICES INC
filed 1997-05-13
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1997         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of May 1, 1997:22,918,331

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1.	Financial Statements:                                     Page No.
                                                                 ---------

Balance Sheets as of March 31, 1997 and December 31, 1996              3

Consolidated Statements of Operations-
Three Months Ended March 31, 1997 and March 31, 1996                   4

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 1997 and March 31, 1996.                 5-6

Consolidated  Statement of Stockholders' Equity-
Three Months Ended March 31, 1997                                     7-9

Notes to Consolidated Financial Statements                            10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-16

Part 11  Other Information


Item 6.	Exhibit 11 Calculation of Earnings per Share                  18-19

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
Balance Sheets
-----------------------------------------------------------------------------

                                               March 31          December 31,
                                                 1997                 1996
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    477,754        $    56,231
  Accounts Receivable- Net                      5,689,314          5,190,056
  Loans Receivable-Officer                         47,500             42,500
  Prepaid Expenses and Other Current Assets       174,416            230,074
                                                ---------          ---------
Total Current Assets                            6,388,984          5,518,861
                                                ---------          ---------
  Property and Equipment-Net                       83,475             74,581
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,627,380          1,508,502
  Customer Lists                                2,782,293          2,838,535
  Goodwill, Net                                   811,980            824,125
  Covenant Not-to-Compete, Net                     15,018             60,381
  Deferred Offering Costs                         266,451            151,307
  Other Assets                                     41,283             22,958
  Investment in Preferred Stock of Affiliate    2,100,730          2,100,730
                                                ---------          ---------
             Total  Other Assets                7,645,135          7,506,538
                                                ---------          ---------
             Total Assets                    $ 14,117,594      $  13,099,980
                                               ==========         ==========



See Notes to Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
Balance Sheets
-----------------------------------------------------------------------------

                                         March 31, 1997       December 31,1996

Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses   $    497,836         $     283,356
  Accrued Payroll and Related Taxes and
    Expenses                                 2,693,046             1,784,061
  Accrued Payroll Tax Penalties                160,424                77,000
  Loans Payable, Asset-Based Lender          3,554,707             3,690,875
  Note Payable- Other                          138,230               138,230
  Current Portion of Obligation -
   Voluntary Settlement Agreement              183,333               300,000
                                             ---------             ---------
             Total Current Liabilities       7,227,576             6,273,522
                                             ---------             ---------
Other Liabilities:
  Voluntary Settlement Agreement Obligation    116,667                   -0-
                                             ---------              --------

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 50,000,000
     Shares Authorized, Issued and
     Outstanding [22,918,331- March 31,1997
     22,901,331- December 31, 1996]            229,184               229,014

    Capital in Excess of Par Value          12,696,864            12,688,534

    Deferred Consulting Fees                  (268,255)             (303,473)

    Accumulated Deficit                     (5,884,442)           (5,787,617)
                                           -----------            ----------
    Total Stockholders' Equity               6,773,351             6,826,458

    Total Liabilities and
     Stockholders Equity                  $ 14,117,594          $ 13,099,980
                                            ==========            ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       1997           1996

Revenues                                          $ 19,249,424   $ 13,471,338

Cost of Services Provided                           17,832,243     12,637,426
                                                    ----------     ----------
Gross Profit                                         1,417,181        833,912

Selling, General and Administrative                  1,218,021      1,176,071
Related Party Administrative Expenses                   30,000         30,000
Amortization of Intangibles                            113,800        113,800
                                                     ---------      ---------
Total Operating Expenses                             1,361,821      1,319,871

Operating Profit (Loss)                                 55,360       (485,959)

Other Income (Expenses):
  Interest Expense                                    (185,795)      (159,088)
  Other Income                                          33,610         18,462
                                                      --------       --------
Total Other Expenses- Net                             (152,185)      (140,626)
                                                     ---------      ---------

Net Loss                                           $  ( 96,825)    $ (626,585)


Net Loss Per Share of Common Stock                 $       .00     $ (    .10)
                                                      --------       --------

Weighted Average Number of Shares
 of Common Stock                                    22,914,742      6,179,535
                                                   ===========      =========



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
-----------------------------------------------------------------------------

                                                         Three Months
                                                        Ended March 31,
                                                        1997          1996
Cash Flows from Operating Activities:
  Net Loss from Continuing Operations              $  ( 96,825)   $ (626,585)
  Adjustments to Reconcile Net Loss
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization                      123,208       120,004
    Charges from Option Exercise                        35,218        79,836

  Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
  Receivables                                         (499,258)    (  48,596)
  Loans Receivable - Officer                          (  5,000)          -0-
  Prepaid Expenses and Other Current Assets             55,658     (   2,936)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued Expenses                214,480       781,091
  Accrued Payroll Taxes and Related Expenses           908,985       573,040
  Accrued Payroll Tax Penalties                         83,424       250,000
                                                     ---------     ---------
    Total Adjustments                                  916,715     1,752,439
                                                     ---------     ---------
  Net Cash Provided by Operating Activities            819,890     1,125,854

Cash Flows from Investing Activities:
 Capital Expenditures                                 ( 18,353)    (  18,692)
 Net Advances to Affiliates                           (118,878)    (  69,509)
 Other                                                ( 18,324)        1,880
                                                       -------      --------
Net Cash Used in Investing Activities              $  (155,555)   $(  86,321)

Cash Flows from Financing Activities:
 Net Payments to Asset-Based Lender                $  (136,168)  $(1,037,123)
 Repayment of Subordinated Debt                            -0-    (  300,000)
 Net Advances from Affiliates                              -0-        80,203
  Issuance of Common Stock                                 -0-       375,000
  Exercise of Stock Options                              8,500           -0-
  Deferred Offering Costs                           (  115,144)          -0-
                                                    ----------     ---------
   Net Cash Used in Financing Activities            (  242,812)   (  881,920)












TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) [Continued]
-----------------------------------------------------------------------------


                                                           THREE MONTHS
                                                          Ended March 31,
                                                        1997          1996


Net Increase in Cash and Cash Equivalents              421,523       157,613
Cash and Cash Equivalents at Beginning of Period        56,231       210,597
                                                    ----------      --------
Cash and Cash Equivalents at End of Period         $   477,754    $  368,210
                                                    ==========    =========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
     Interest                                          185,795       159,088
     Income Taxes                                          -0-           -0-



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders Equity
For the Three Months Ended March 31, 1997
-----------------------------------------------------------------------------

                                                   Shares        Amounts
                                                  --------      --------

Common Stock $.01 Par Value Authorized
50,000,000 Shares
Balance December 31, 1996                         22,901,331    $    229,014
Exercise of Stock Options                             17,000             170
                                                  ----------         -------
Balance - March 31, 1997                          22,918,331         229,184
                                                  ==========         =======

Capital in Excess of Par Value
 Balance- December 31, 1996                                       12,688,534
Exercise of Stock Options                                              8,330
Balance  - March 31, 1997                                        $12,696,864
                                                                 ===========

Accumulated (deficit)
 Balance December 31, 1996                                       $(5,787,617)
 Net loss                                                         (   96,825)
                                                                 ------------
Balance- March 31, 1997                                          $(5,884,442)

Deferred Charges
 Balance December 31, 1996                                       $  (303,473)
Amortization of deferred consulting costs                             35,218
                                                                     -------
Balance- March 31,1997                                           $  (268,255)
                                                                    ========

Total Stockholders' Equity
 Balance December 31, 1996                                       $ 6,826,458
Exercise of Stock Options                                              8,500
Amortization of deferred consulting cost                              35,218
Net Loss                                                             (96,825)
                                                                   ---------
Balance- March 31, 1997                                          $ 6,773,351
                                                                  ==========


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------
(1) Basis of Presentation

Trans Global Services,Inc, a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc. ["Holdings"], formerly ARC Acquisition Group ["ARC"] and Resource Management International, Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States. The principal stockholder of the Company is SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group Ltd. ["Consolidated"], a publicly held company.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1997 and December 31, 1996 the results of its operations for the three months ended March 31, 1997 and 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with managment's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1996. The results of operations for the three months ended March 31,1997 are not necessarily indicative of the results for the entire for the year or any future interim period.

(2)  Summary of Significant Accounting Policies
Principles of Consolidation- The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries, Holdings and RMI. All intercompany transactions and balances have been eliminated in consolidation.

Prepaid expenses and other current assets consist of approximately $133,000 and $173,000 of prepaid insurance at March 31,1997 and December 31, 1996.

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

Deferred Offering Costs- Deferred offering costs of approximately $266,000 and $151,000 were incurred at March 31, 1997 and December 31, 1996 with respect to the Company's proposed public offering. If the offering is not consummated, these costs will be expensed at that time.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------
(2) Summary of Significant Accounting Policies [Continued]
Voluntary Settlement Agreement Obligation - "The Company has entered into an agreement with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan (collectively "DOL") pursuant to which the Company is to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 commencing May 1997. The agreement represented the settlement of certain claims by the DOL arising out of the failure of Job Shop Technical Services,Inc. ("Job Shop") to make payments to its 401(k) plan prior to the purchase by the Company of assets of Job Shop in November 1994".

Revenue Recognition-  The Company records revenue as services are provided.

Stock Options and Similar Equity Instruments - On January 1, 1996, the
Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation", for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No. 123. SFAS No. 123 also applies to trans-actions in which any entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Loss Per Share - Loss per share reflects the weighted average number of shares outstanding for each period. The modified treasury stock method is used for the three months ended March 31, 1997.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Concentration of Credit Risk [Continued] -
The Company presently has five clients which when combined account for approximately 81% of the total revenues of the Company for the three month period ending March 31, 1997. These same clients account for approximately 80% of the total outstanding accounts receivable as of March 31, 1997, as well. The Company's largest clients are the Boeing Corporation, Northrop Grumman, Lockheed Martin, Gulfstream Aerospace and Bell Helicopter Textron, which account for 26.6%, 22.4%, 15%, 9.7% and 7.4% of revenue, respectively.

[3]  Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at March 31, 1997 and December 31, 1996. The Company finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availabilty of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.50% at March 31, 1997 and 8.25% at December 31, 1996 plus 2% and a fee of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At March 31, 1997 and December 31, 1996 the total amount advanced by the asset-based lender was $3,554,707 and $3,690,875 respectively. The weighted average interest rate on this short-term borrowing outstanding as of March 31, 1997 and December 31, 1996 was approximately 10.33% and 10.25% respectively.

The Company has been advised that, as a result of a change in its general lending policies, the Company's asset-based lender is reducing the Company's maximum borrowing availability to $3 million effective May 30, 1997. In lieu of the .3% fee on the receivables financed, the asset-based lender, will charge a flat administrative fee of $10,500 per calendar month, provided that the outstanding receivables do not aggregate more than $10,000,000. An additional fee will be charged on a prorata basis if such outstanding receivables exceed $10,000,000 at any time during the month. This fee would be $954.55 for each $1,000.000 of receivables over $ 10,000,000. Although the Company is seeking alternative financing sources, no assurance can be given that the Company can or will be able to obtain an alternate financing source, the failure of which could have a material adverse effect upon the Company.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Financial Statements
-----------------------------------------------------------------------------

(4) Subordinated Debt

The Company, having been delinquent in filing certain payroll taxes during the quarter ended March 31, 1996, has entered into an agreement with the Internal Revenue Service ["IRS"] to pay those taxes, interest and penalties in install-ments. At March 31, 1997 approximately $600,000 remained on that balance, which is to be paid in one monthly installment of $150,000 with the balance to be paid in a second monthly installment. The Company has been granted an additional extension with which to pay the complete balance in four monthly installments. All other taxes are current. The Company continues to contest the penalties and is seeking to recover the amount paid. The obligations to the IRS are subordinated to the obligations to its asset-based lender.

(5)  Contingencies

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

Due to uncertainties in the legal process it is reasonably possible that management's view of the outcomes of the above matters may change in the near term.

The Company is the guarantor of a note, of which $325,000 is outstanding at March 31, 1997, issued by WWR to a non-affiliated lender.

(6)  Stockholders' Equity :

The authorized capital stock of the Company is 20,000,000 shares of Preferred Stock, and 50,000,000 shares of Common Stock. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

There were no outstanding shares of any series of Preferred Stock at March 31, 1997.

Below Market Stock Options granted in 1996 were exercised as to 17,000 shares during the three months ended March 31, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended March 31, 1997 and 1996

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1997, Social Security taxes are payable on the first $65,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

The Company had revenues of $19.25 million for the three months ended March 31, 1997 reflecting a 43% increase from the revenues of $13.5 million for the same period a year earlier. This increase is attributable to the Company's increased sales and placement efforts and success in replacing the loss of a contract on January 1, 1996 from one of the Company's larger clients. The sales volume from that lost contract has been more than replaced by the first quarter of 1997. During the three months ended March 31, 1997, approximately 81% of the Company's revenue was derived from its five largest clients. For the three months ended March 31, 1997, the Company had a gross margin of 7.4% as compared to 6.2% for the three months ended March 31, 1996. The increase in margin reflects the Company's ability to provide personnel pursuant to new contracts which have generated a higher gross margin.

Selling, general and administrative expenses were approximately $1.25 million for the quarter ended March 31, 1997, reflecting a $42,000 or 3.5% increase over the same period a year ago. The Company has been able to maintain a relatively stable level of selling, general and administrative expenses despite a significant increase in revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

The Company finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of the Company's assets. Pursuant to an April 1997 amendment to the agreement, on May 30, 1997 the borrowing availability will be reduced to $3.0 million and the Company will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10 million. The interest rate of 2% in excess of prime will not be affected by the amendment. Such reduction in borrowing availability, if implemented, would have a material adverse effect upon the Company. At March 31, 1997, such borrowings from the asset-based lender were approximately $3.6 million. The interest rates (exclusive of the fee) payable by the Company at March 31,1997 and 1996 were 10.5% and 10.25%, respectively. During the three months ended March 31, 1997, interest expense was $186,000, a 17.0% increase from $159,000 in the 1996 period as a result of increased borrowings and slightly higher interest rates.

The Company has not provided for income taxes for the three months ended March 31, 1997 and 1996 due to losses for the respective periods. Federal and state tax benefits have not been recognized for the three months ended March 31, 1997 and March 31, 1996 due to the fact that all potential loss carrybacks have been fully utilized and under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

As a result of the foregoing, the Company sustained a loss of $97,000, or less than $.01, per share, for the three months ended March 31, 1997 as compared to a net loss of $681,000, or $.04 per share, for the three months ended March 31, 1996. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes when the expense is incurred although the Company is paid by the client without regard to when payroll taxes are pay-able with respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due.

Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. The Company believes that with the increased revenues at higher gross margin levels and stabilized selling, general and administrative costs it has improved its operations. The Company is continuing to search for ways to reduce its financing costs by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that the Company can or will operate profitably in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

Liquidity and Financial Position
As of March 31, 1997, the Company had a working capital deficit of $955,000. This working capital deficiency reflects (a) $3.6 million due to the Company's asset-based lender, (b) payroll taxes and related expenses of $2.9 million and (c) accounts payable and accrued expenses of $500,000. The payroll and related taxes and expenses relates primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of April 1997.

At March 31, 1997 the Company owed approximately $3.6 million to its asset-based lender. The Company has been advised that, as a result of a change in its general lending policies, the asset-based lender will reduce the maximum borrowing availability to $3.0 million at May 30, 1997, or earlier at the Company's request. Such reduction in borrowing availability, if implemented would have a material adverse effect upon the Company.

The Company and its subsidiaries have certain outstanding notes. One of these notes, issued by WWR Technology, Inc. ("WWR") ( a former subsidiary of the Company that has been subsequently sold to an affiliate), with an outstanding principal amount of $325,000 at March 31, 1997, is guaranteed by certain entities which are affiliated with a former director of the Company. The Company and its principal stockholder have guaranteed these guarantee obligations. The Company's obligation on its guarantee continues notwithstanding the sale of WWR.

"The Company has entered into an agreement with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan (collectively "DOL") pursuant to which the Company is to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 commencing May 1997. The agreement represented the settlement of certain claims by the DOL arising out of the failure of Job Shop Technical Services, Inc. ("Job Shop") to make payments to its 401(k) plan prior to the purchase by the Company of assets of Job Shop in November 1994."

In May 1991, prior to the acquisition of Avionics Research Corp. ("Avionics") by the Company, the Government Printing Office wrote Avionics asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. Although the Company believes that these claims are without merit and intends to contest these claims vigorously if reasserted, it believes that the ultimate disposition of this matter will not have a material adverse affect on the Company's consolidated financial position.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]


In August 1996, the Company entered into an agreement with the IRS to pay its delinquent payroll taxes, interest and penalties. The Company paid $1.3 million and has agreed to pay the balance in eight equal monthly installments of $150,000, commencing in September 1996, with the remaining balance of $300,000 plus interest and penalties in May 1997. The Company has paid the eight monthly installments of $150,000 and has been granted an additional sixty days to pay the balance in two monthly installments of $150,000 with the balance to be paid in July 1997. The IRS has agreed to subordinate its lien to the lien of the Company's asset-based lender provided that the Company is in compliance with current IRS regulations concerning the timely deposit of Federal employment and withholding taxes. At May 1, 1997 the Company owed the IRS approximately $300,000 plus interest and penalties pursuant to its agreement with the IRS and the Company was current in its withholding tax obligations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  May  13   ,1997                       Lewis S. Schiller
                                            (Chief Executive Officer)





                                            ------------------------
Date:  May  13    ,1997                      Glen R. Charles
                                            (Chief Financial Officer)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share

                                      Three Months              Three Months
                                         Ended                     Ended
                                    March 31, 1997              March 31, 1996
                               Primary EPS   Fully Diluted EPS

Net loss historical            $ ( 96,825)    $  (96,825)        $ (626,585)
Adjustments per modified
 treasury stock method            102,583        105,462
Adjusted net income, primary        5,758
Adjusted net income, fully
 diluted                                           8,637
Loss per Share:
 (Loss)per share - Note 1      $     0.00                        $   (1.48)
 (Loss)per share - assuming
         full dilution Note 2                  $    0.00         $   (0.49)
Note 1:
Computed by dividing the net loss by the weighted average number of common shares outstanding (22,914,742 and 6,179,535) for the three months ended March 31, 1997 and 1996, respectively, adjusting the number of shares and the net loss for the 1997 period by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

   (i) Assumes that 1,335,000 1995 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on The Nasdaq Smallcap Market ("Nasdaq"), retire debt and to invest the balance.

  (ii) Assumes common stock purchase warrants to purchase an aggregate of 1,924,597 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

  (iii) Assumes common stock purchase warrants to purchase an aggregate of 4,900,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

   (vi) Assumes that stock options to purchase 18,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

    (v) Assumes that 113,950 1993 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedule 1.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share (cont'd)

Note 2:

Computed by dividing net loss by the weighted average number of common shares (22,914,742 and 6,179,535) for the three months ended March 31, 1997 and 1996, respectively, adjusting the number of shares and the net loss for the 1997 period by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

   (i) Assumes that 1,335,000 1995 Stock Incentive Plan stock options outstanding at March 31, 1997 were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the average market price of the Company's common stock at March 31, 1997 as quoted on Nasdaq, retire debt and to invest the balance.

  (ii) Assumes common stock purchase warrants to purchase and aggregate of 1,924,597 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on Nasdaq, retire debt and to invest the balance.

  (iii) Assumes common stock purchase warrants to purchase an aggregate of 4,900,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on Nasdaq, retire debt and to invest the balance.

   (iv) Assumes that stock options to purchase 18,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on Nasdaq, retire debt and to invest the balance.

    (v) Assumes that 113,950 1993 Stock Incentive Plan stock options out-standing at March 31, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the market price of the Company's common stock at March 31, 1997 as quoted on Nasdaq, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedule 2.

NOTE: THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA.40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANTI-DILUTIVE RESULT.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - Computation of Earnings per Share

SCHEDULE 1.
PRIMARY EARNINGS PER SHARE - MARCH 31, 1997
Weighted average # of shares o/s 03/31/97                    22,914,742

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan - employees     1,310,000
Options pursuant to 1995 Stock Incentive Plan - dir. 2/96        15,000
Options pursuant to 1995 Stock Incentive Plan - dir. 2/97        10,000
Series A, B, C Warrants                                       1,924,597
Series D Warrants                                             4,900,000
SMACS options                                                    18,000
Options pursuant to 1993 option plan                            113,950
                                                          -------------
Total issuable                                                8,291,547

Total that can be reacquired:
(22,914,742 x 20%)                                            4,582,948

Issued not reacquired                                         3,708,599

Proceeds                                 Price      # of shares
Options pursuant to 1995
  Stock Incentive Plan - employees     $ 1.125      1,310,000      1,473,750
Options pursuant to 1995
  Stock Incentive Plan - dir. 2/96     $ 1.031         15,000         15,465
Options pursuant to 1995
  Stock Incentive Plan - dir. 2/97     $ 1.875         10,000         18,750
Series A, B, C Warrants                Various      1,924,597      9,704,939
Series D Warrants                      $ 1.250      4,900,000      6,125,000
SMACS Options                          $ 0.500         18,000          9,000
Options pursuant to 1993 option plan   $ 2.250        113,950        256,388
                                                                    --------
                                                                  17,603,292
Limitation
4,582,948 shares x 1.701(avg FMV)                                  7,795,594
								                                                          ----------
Total proceeds remaining to retire debt                            9,807,698

Outstanding short - term debt                       7,227,576
- A/P and accrued expenses                           (497,836)
- Note payable (Gov't Printing Office)               (138,230)
                                                    ---------
                                                                   6,591,510

Other Liabilities
- Voluntary Settlement Agreement Obligation                          116,667
                                                                     -------
         Remaining proceeds for cash                               3,099,521

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - Computation of Earnings Per Share [Continued]

SCHEDULE 1- Primary Earnings Per Share - March 31, 1997 [Continued]

Net income effects of debt retirement: at 02/14/97
Interest expense per P&L = 185,795 for 3 months retired 2/14/97 = net interest expense 92,898

Cash invested in money market fund @ 2.5% interest for 1.5 months
      	      3,099,521 @ 2.5% /8 = 9,686

P&L impact
Reduction of interest expense            92,897
Additional interest income                9,686
                                         ------
                                        102,583

Weighted average # of shares o/s 03/31/97                      22,914,742
Options and warrants not reacquired                             3,708,599
                                                               ----------
Total                                                          26,623,341
							                                                        ==========

March 31, 1997 Net income per F/S                  ( 96,825)
Adjustment per modified treasury stock method       102,583
                                                    -------
Adjusted net loss                                     5,758

Primary EPS     5,758/26,623,341=           $0.000216276387
                                            $0.00
Total reacquired
Options pursuant to
 1995 Stock Incentive Plan - employees       1.701      1,310,000  2,228,310
Options pursuant to
 1995 Stock Incentive Plan -directors 2/96   1.701         15,000     25,515
Options pursuant to
 1995 Stock Incentive Plan -directors 2/97   1.701         10,000     17,010
Series A, B, C Warrants                      1.701      1,924,597  3,273,739
Series D Warrants                            1.701      4,900,000  8,334,900
SMACS Options                                1.701         18,000     30,618
Options pursuant to 1993 option plan         1.701        113,950    193,829
								                                                           ----------
                                                                  14,103,921


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings Per Share [Continued]

SCHEDULE 2
Fully Diluted Earnings Per Share - March 31, 1997
Weighted average # of shares o/s 03/31/97                         22,914,742

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan - employees          1,310,000
Options pursuant to 1995 Stock Incentive Plan - directors             15,000
Options pursuant to 1995 Stock Incentive Plan - directors             10,000
Series A, B, C Warrants                                            1,924,597
Series D Warrants                                                  4,900,000
SMACS Options                                                         18,000
Options pursuant to 1993 option plan                                 113,950
                                                                   ---------
Total issuable                                                     8,291,547
Total that can be reacquired:
(22,914,742 x 20%)                                                 4,582,948
Issued not reacquired                                              3,708,599

Proceeds                                   Price     # of shares
Options pursuant to
 1995 Stock Incentive Plan -employees      $1.125    1,310,000     1,473,750
Options pursuant to
 1995 Stock Incentive Plan-directors 2/96  $1.031       15,000        15,465
Optons pursuant to
 1995 Stock Incentive Plan-directors 2/97  $1.875       10,000        18,750
Series A, B, C Warrants                   Various    1,924,597     9,704,939
Series D Warrants                          $1.250    4,900,000     6,125,000
SMACS options                              $0.500       18,000         9,000
Options pursuant to 1993 option plan       $2.250      113,950       256,388
                                                                  ----------
                                                                  17,603,292
Limitation
4,582,948 shares x1.50 (FMV at 03/31/97)                           6,874,422
                                                                  ----------
          Total proceeds remaining to retire debt                 10,728,870

Outstanding short-term debt                          7,227,576
-A/P and accrued expenses                             (497,836)
-Note payable (Gov't Printing Office)                 (138,230)
                                                     ---------
                                                                   6,591,510

Other Liabilities
Voluntary Settlement Agreement Obligation                            116,667
           Remaining proceeds for cash                             4,020,693

Net income effects of debt retirement: at 2/14/97
Interest expense per P&L= 185,795 for three months retired 2/14/97= net interest expense 92,898

Cash invested in money market fund @ 2.5% interest for 1.5 months
         4,020,693 @ 2.5%/8=  12,565



TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1-Computation of Earnings Per Share [Continued]

SCHEDULE 2 (Cont'd)
P&L impact
Net loss per F/S                                 (96,825)
Reduction of interest expense                     92,897

Additional interest income                        12,565
                                                  ------
Adjusted net income                                8,637

Weighted average # of shares o/s 03/31/97     22,914,742
Options and warrants not reacquired            3,708,599
                                              ----------
                Total                         26,623,341

Fully diluted EPS 8,637/26,623,341     =         $0.0003
                                                 $0.00



























