Form 10-Q
period 1997-06-30
TRANS GLOBAL SERVICES INC
filed 1997-08-11
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1997         Commission File  Number 0-23382

TRANS GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                  62-1544008
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification Number)

1393 Veterans Memorial Highway, Hauppauge,            NY  11788
Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code:  (516)  724-0006

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No

Number of shares of common stock outstanding as of August 1,1997: 3,819,721

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1.	Financial Statements:                                     Page No.
                                                                 ---------

Balance Sheets as of June 30, 1997 and December 31, 1996                  3

Consolidated Statements of Operations-
Three and Six Months Ended June 30, 1997
and June 30, 1996                                                         4

Consolidated Statements of Cash Flows-
Six Months Ended June 30, 1997 and June 30, 1996.                       5-6

Consolidated  Statement of Stockholders' Equity-
Six Months Ended June 31, 1997                                         7-9

Notes to Consolidated Financial Statements                            10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-16

Part 11  Other Information


Item 6.	Exhibit 11 Calculation of Earnings per Share                  18-19

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
Balance Sheets
-----------------------------------------------------------------------------

                                               June 30          December 31,
                                                 1997                 1996
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    338,956        $    56,231
  Accounts Receivable- Net                      5,964,303          5,190,056
  Loans Receivable-Officer                         47,500             42,500
  Prepaid Expenses and Other Current Assets       122,102            230,074
                                                ---------          ---------
Total Current Assets                            6,472,861          5,518,861
                                                ---------          ---------
  Property and Equipment-Net                      159,213             74,581
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,619,476          1,508,502
  Customer Lists                                2,726,051          2,838,535
  Goodwill, Net                                   799,835            824,125
  Covenant Not-to-Compete, Net                       -0-              60,381
  Deferred Offering Costs                         284,482            151,307
  Other Assets                                     39,822             22,958
  Investment in Preferred Stock of Affiliate    2,100,730          2,100,730
                                                ---------          ---------
             Total  Other Assets                7,570,396          7,506,538
                                                ---------          ---------
             Total Assets                    $ 14,202,470      $  13,099,980
                                               ==========         ==========



See Notes to Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
Balance Sheets
-----------------------------------------------------------------------------

                                          June 30, 1997       December 31,1996

Liabilities and Stockholders' Equity
 Current Liabilities:
 Accounts Payable and Accrued Expenses   $    511,498         $      283,356
 Accrued Payroll and Related Taxes and
  Expenses                                  2,263,296              1,784,061
 Accrued Payroll Tax Penalties                164,102                 77,000
 Loans Payable, Asset-Based Lender          3,811,700              3,690,875
 Note Payable- Other                          138,230                138,230
 Current Portion of Obligation -
  Voluntary Settlement Agreement              183,333                300,000
                                             ---------             ---------
             Total Current Liabilities      7,072,159              6,273,522
                                            ---------              ---------
Other Liabilities:
  Voluntary Settlement Agreement Obligation    66,667                    -0-
                                            ---------               --------

Stockholders'  Equity:
  Common Stock, $.01 Par Value, 50,000,000
  Shares Authorized, Issued and
  Outstanding [3,819,721- June 30,1997
  3,816,888- December 31, 1996]                38,197                 38,168

  Capital in Excess of Par Value           12,887,851             12,879,380

  Deferred Consulting Fees                   (233,037)              (303,473)

  Accumulated Deficit                      (5,629,367)            (5,787,617)
                                           -----------             ----------
              Total Stockholders' Equity    7,063,644              6,826,458

              Total Liabilities and
              Stockholders Equity         $14,202,470           $ 13,099,980
                                           ==========             ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------

                              Three Months Ended             Six Months Ended
                                   June 30,                       June 30
                               1997          1996           1997         1996

Revenues                 $ 19,640,793  $ 14,996,984  $ 38,890,217 $28,468,322

Cost of Services Provided  18,036,842    13,537,426    35,869,085  26,174,852
                            ----------    ----------    ----------  ----------
Gross Profit                1,603,951     1,459,558     3,021,132   2,293,470

Selling, General
 and Administrative         1,067,307     1,106,833     2,285,328   2,282,904
Related Party
 Administrative Expenses       30,000        30,000        60,000      60,000
Amortization of Intangibles    83,421       116,977       197,221     230,777
                             ---------     ---------     ---------   ---------
Total Operating Expenses    1,180,728     1,253,810     2,542,549   2,573,681

Operating Profit (Loss)       423,223       205,748       478,583    (280,211)

Other Income (Expenses):
  Interest Expense          (197,070)     (166,449)      (382,865)   (325,537)
  Other Income                28,922        18,459         62,532      36,921
                            ---------     ---------      ---------   ---------
Total Other Expenses- Net   (168,148)     (147,990)      (320,333)   (288,616)


Net Income/(Loss)        $   255,075    $   57,758     $  158,250  $ (568,827)


Net Income/(Loss) Per
 Share of Common Stock   $      .07     $      .04     $      .04  $ (   .49)
                           ---------      ---------     ---------    --------

Weighted Average Number of
 Shares of Common Stock    3,819,721     1,307,515      3,819,424   1,169,486
                           =========     =========      =========   =========



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
-----------------------------------------------------------------------------

                                                            Six Months
                                                          Ended June 30,
                                                        1997          1996
Cash Flows from Operating Activities:
  Net Income/(Loss) from Continuing Operations     $   158,250   $  (568,827)
  Adjustments to Reconcile Net Income/(Loss)
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization                      217,562       240,479
    Charges from Option Exercise                        70,436       159,672

  Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
  Receivables                                         (774,247)    (  70,799)
  Loans Receivable - Officer                          (  5,000)          -0-
  Prepaid Expenses and Other Current Assets            107,972     (  57,229)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued Expenses                228,142        70,547
  Accrued Payroll Taxes and Related Expenses           479,235     1,175,170
  Accrued Payroll Tax Penalties                         87,102       475,000
                                                     ---------     ---------
    Total Adjustments                                  411,202     1,992,840
                                                     ---------     ---------
  Net Cash Provided by Operating Activities            569,452     1,424,013

Cash Flows from Investing Activities:
 Capital Expenditures                                ( 105,039)    (  40,790)
 Advances to Affiliates                              ( 110,974)    ( 129,268)
 Other                                               (  16,864)        1,809
                                                       -------      --------
Net Cash Used in Investing Activities              $  (232,877)  $ ( 168,249)

Cash Flows from Financing Activities:
 Net Payments from/(to) Asset-Based Lender         $   120,825   $(1,054,052)
 Repayment of Subordinated Debt                           -0-     (  700,000)
 Advances from Affiliates                                 -0-        117,003
  Issuance of Common Stock                                -0-        375,000
  Exercise of Stock Options                              8,500           -0-
  Deferred Offering Costs                           (  133,175)          -0-
  Repayment of Note Payable                               -0-     (   30,000)
  Payments on Voluntary Settlement Agreement        (   50,000)          -0-
                                                    ----------     ---------
   Net Cash Used in Financing Activities            (   53,850)   ( 1,292,049)












TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) [Continued]
-----------------------------------------------------------------------------


                                                            Six Months
                                                          Ended June 30,
                                                        1997          1996


Net Increase/(Decrease) in Cash and
 Cash Equivalents                                 $    282,725   $  ( 36,285)
Cash and Cash Equivalents at Beginning of Period        56,231       210,597
                                                    ----------      --------
Cash and Cash Equivalents at End of Period         $   338,956   $   174,312
                                                    ==========     =========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
     Interest                                          382,865       325,537
     Income Taxes                                          -0-           -0-



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders Equity
For the Six Months Ended June 30, 1997
-----------------------------------------------------------------------------

                                                   Shares        Amounts
                                                  --------      --------

Common Stock $.01 Par Value Authorized
50,000,000 Shares
Balance December 31, 1996                         22,901,331    $    229,014
Exercise of Stock Options                             17,000             170
One-for-Six Reverse Split                        (19,098,610)      ( 190,987)
                                                 ------------      ---------
Balance - June 30, 1997                            3,819,721          38,197
                                                 ===========       =========
Capital in Excess of Par Value
 Balance- December 31, 1996                                     $ 12,688,534
Exercise of Stock Options                                              8,330
One-for-Six Reverse Split                                            190,987
                                                                  ----------
Balance June 30, 1997                                           $ 12,887,851
                                                                 ===========
Accumulated (deficit)
Balance December 31, 1996                                       $ (5,787,617)
Net Income                                                           158,250
                                                                 ------------
Balance- June 30, 1997                                          $ (5,629,367)

Deferred Charges
 Balance December 31, 1996                                      $   (303,473)
Amortization of deferred consulting costs                             70,436
                                                                     -------
Balance- June 30,1997                                           $   (233,037)
                                                                    ========

Total Stockholders' Equity
 Balance December 31, 1996                                      $  6,826,458
Exercise of Stock Options                                              8,500
Amortization of deferred consulting cost                              70,436
Net Income                                                           158,250
                                                                   ---------
Balance- June 30, 1997                                          $  7,063,644
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1997 and December 31, 1996 and the results of its operations for the three and six months ended June 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with managment's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1996. The results of operations for the three and six months ended June 30,1997 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies
Principles of Consolidation- The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries, Holdings and RMI. All intercompany transactions and balances have been eliminated in consolidation.

Prepaid expenses and other current assets consist of approximately $74,000 and $173,000 of prepaid insurance at June 30,1997 and December 31, 1996.

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

Deferred Offering Costs- Deferred offering costs of approximately $284,000 and $151,000 were incurred at June 30, 1997 and December 31, 1996 with respect to the Company's proposed public offering. If the offering is not consummated, these costs will be expensed at that time.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------
(2) Summary of Significant Accounting Policies [Continued]
Voluntary Settlement Agreement Obligation - The Company has entered into an agreement with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan (collectively "DOL") pursuant to which the Company agreed to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 commencing May 1997. The agreement represented the settlement of certain claims by the DOL arising out of the failure of Job Shop Technical Services,Inc. ("Job Shop") to make payments to its 401(k) plan prior to the purchase by the Company of assets of Job Shop in November 1994.

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

Earnings Per Share - Earnings per share reflects the weighted average number of shares outstanding for each period. The modified treasury stock method is used. On June 20, 1997, the Company effected a one-for-six reverse split in its Common Stock. All share and per share information in these financial statements gives effect, retroactively, to such split.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------

Concentration of Credit Risk [Continued] -
The Company presently has five clients which when combined account for approximately 81% of the total revenues of the Company for the six month period ending June 30, 1997. These same clients account for approximately 76% of the total outstanding accounts receivable as of June 30, 1997, as well. The Company's largest clients for the six months ended June 30, 1997 were the Boeing Corporation, Northrop Grumman, Lockheed Martin, Gulfstream Aerospace and Bell Helicopter Textron, which account for 25.8%, 22.4%, 14.5%, 10.3% and 7.6% of revenue, respectively.

[3]  Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at June 30, 1997 and December 31, 1996. The Company finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availabilty of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.50% at June 30, 1997 and 8.25% at December 31, 1996 plus 2% and a fee of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At June 30, 1997 and December 31, 1996 the total amount advanced by the asset-based lender was $3,811,700 and $3,690,875 respectively. The weighted average interest rate on this short-term borrowing outstanding as of June 30, 1997 and December 31, 1996 was approximately 10.42% and 10.25% respectively.

The Company has been advised that, as a result of a change in its general lending policies, the Company's asset-based lender is reducing the Company's maximum borrowing availability to $3 million effective October 31, 1997. In lieu of the .3% fee on the receivables financed, the asset-based lender, will charge a flat administrative fee of $10,500 per calendar month, provided that the outstanding receivables do not aggregate more than $10,000,000. An additional fee will be charged on a prorata basis if such outstanding receivables exceed $10,000,000 at any time during the month. This fee would be $954.55 for each $1,000.000 of receivables over $ 10,000,000. Although the Company is seeking alternative financing sources, no assurance can be given that the Company can or will be able to obtain an alternate financing source, the failure of which could have a material adverse effect upon the Company.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Financial Statements
-----------------------------------------------------------------------------

(4) Subordinated Debt

The Company, having been delinquent in filing certain payroll taxes during the quarter ended March 31, 1996, has entered into an agreement with the Internal Revenue Service ["IRS"] to pay those taxes, interest and penalties in install-ments. At June 30, 1997 approximately $164,000 remained on that balance, which was paid on July 14, 1997. All other taxes are current. The Company continues to contest the penalties and is seeking to recover the amount paid. The obligations to the IRS are subordinated to the obligations to its asset -based lender. The Company has received the release of lien from the IRS.

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

On June 16, 1997, the Company held its annual meeting of shareholders at which time a proposal was approved to effect a one-for-six reverse common stock split on June 20, 1997. The effect of the reverse split was to reduce the number of shares of common stock outstanding to 3,819,721.

There were no outstanding shares of any series of Preferred Stock at June 30, 1997.

Below Market Stock Options granted in 1996 were exercised as to 17,000 shares during the six months ended June 30, 1997.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended June 30, 1997 and 1996

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

For the three months ended June 30, 1997, the Company had revenues of $19.6 million reflecting a 31% increase in revenues over the $15.0 million during the same period in 1996. This increase reflects the Company's continuing recovery from the loss of a contract on January 1, 1996 with one of the Company's larger clients. The gross margin for the quarter ended June 30, 1997 was 8.2% compared to 9.7% for the quarter ended June 30, 1996. This decrease can be attributed to the continued increase in staffing which has a negative impact on gross margin during periods of growth with an increase in payroll tax obligations resulting from the additional new hires.

Selling, general and administrative expenses were $1,097,000, or 5.6%, of revenues for the three months ended June 30, 1997 and $1,137,000, or 7.6%, of revenues for the three months ended June 30, 1996. This reflects the continuing effort the Company is placing on controlling costs and maximizing efficiency.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued

The Company finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of the Company's assets. Pursuant to an April 1997 amendment to the agreement, on October 31, 1997, the borrowing availability will be reduced to $3.0 million and the Company will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivable in any month exceed $10 million. The interest rate of 2% in excess of prime will not be affected by the amendment. Such reduction in borrowing availability, if implemented, would have a material adverse effect upon the Company. At
June 30,1997, such borrowings from the asset-based lender were approximately $3.8 million. The interest rates (exclusive of the fee) payable by the Company at June 30, 1997 and 1996 were 10.5% and 10.25% respectively. During the three months ended June 30,1997 interest expense was $197,000, an 18.4% increase from the $166,000 interest costs during the same period in 1996.
This was a result of increased borrowings due to greater revenues and slightly higher interest rates.

Amortization of intangibles decreased by approximately $33,000 for the three months ended June 30, 1997 compared to the three months ended June 30, 1996, due to the completion of amortization of the covenant not to compete, resulting from the acquisition of Avionics Research Corp.

As a result of the foregoing, the Company earned $255,075, or $.07 per share, for the three months ended June 30, 1997, as compared to net income of $57,758, or $.04 per share for the three months ended June 30, 1996. This increase can be attributed to a combination of the increase in sales and a stabilization of selling, general and administrative expenses.

Six Months Ended June 30, 1997 and 1996

The Company had revenues of $38.9 million for the six months ended June
30, 1997 reflecting a 37% increase from the revenues of $28.5 million for the same period a year earlier. This increase is attributable to the Company's increased sales and placement efforts and success in replacing the loss of a contract on January 1, 1996 with one of the Company's larger clients. For the six months ended June 30, 1997, the Company had a gross margin of 7.8% as compared to 8.0% for the six months ended June 30, 1996. The slight decrease in margin reflects the additional payroll taxes incurred because of the Company's continued increase in staffing.

The Company has been able to maintain a relatively stable level of selling, general and administrative expenses despite a significant increase in revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

The Company finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of the Company's assets. Pursuant to an April 1997 amendment to the agreement, on October 31, 1997 the borrowing availability will be reduced to $3.0 million and the Company will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10 million. The interest rate of 2% in excess of prime will not be affected by the amendment. Such reduction in borrowing availability, if implemented, would have a material adverse effect upon the Company. At June 30, 1997, such borrowings from the asset-based lender were approximately $3.8 million. The interest rates (exclusive of the fee) payable by the Company at June 30,1997 and 1996 were 10.5% and 10.25%, respectively. During the six months ended June 30, 1997, interest expense was $383,000, a 17.5% increase from $326,000 in the 1996 period as a result of increased borrowings and slightly higher interest rates.

The Company had not provided for net income taxes for the six months ended June 30, 1997 and 1996. Federal and state tax benefits have not been recognized for the six months ended June 30, 1997 and June 30, 1996 due to the fact that all potential loss carrybacks have been fully utilized and under SFAS No. 109, "Accounting for Income Taxes", the Company has determined that it is more likely than not that the deferred tax asset will not be realized.

The Company had net income of approximately $158,000, or $.04 per share for the six months ended June 30, 1997 as compared to a net loss of $569,000, or $.49 per share, for the six months ended June 30, 1996. The Company believes that with the continued increased revenues and stabilized selling, general and administrative costs it has improved its operations. The Company is continuing to search for ways to reduce its financing costs by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that the Company can or will operate profitably in the future.

Liquidity and Financial Position

As of June 30, 1997, the Company had a working capital deficit of $599,000. This working capital deficiency reflects (a) $3.8 million due to the Company's asset-based lender, (b) payroll taxes and related expenses of $2.4 million, (c) accounts payable and accrued expenses of $500,000, and (d) $300,000 with respect to other current obligations. The payroll and related taxes and expenses relates primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of July 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

At June 30, 1997 the Company owed approximately $3.8 million to its asset-based lender. The Company has been advised that, as a result of a change in its general lending policies, the asset-based lender will reduce the maximum borrowing availability to $3.0 million at October 31, 1997, or earlier at the Company's request. Such reduction in borrowing availability, if implemented would have a material adverse effect upon the Company.

The Company has entered into an agreement with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan (collectively "DOL") pursuant to which the Company is paying the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 which commenced May 1997. The agreement represented the settlement of certain claims by the DOL arising out of the failure of Job Shop Technical Services, Inc. ("Job Shop") to make payments to its 401(k) plan prior to the purchase by the Company of assets of Job Shop in November 1994.

In May 1991, prior to the acquisition of Avionics Research Corp. ("Avionics") by the Company, the Government Printing Office wrote Avionics asking for reimbursement of approximately $296,000 for allegedly unauthorized work on two programs. Although the Company believes that these claims are without merit and intends to contest these claims vigorously if reasserted, it believes that the ultimate disposition of this matter will not have a material adverse affect on the Company's consolidated financial position.


Item 4.  Submission of Matters to a Vote of Security Holders

On June 16, 1997, the Company held its 1997 Annual Meeting of Stockholders. The number of votes is based on the voting rights of the Common Stock.

The following individuals were elected as directors:

Name                      Number of Votes              Broker Non Votes
Lewis S. Schiller         13,647,780                    8,490,779
Joseph G. Sicinski        13,647,780                    8,490,779
E. Gerald Kay             13,647,780                    8,490,779
Norman Hoskin             13,647,780                    8,490,779

Item 4.  Submission of Matters to a Vote of Security Holders [Continued]

The following proposals were approved as follows:

                                                                    Broker
Proposal                   Votes For     Votes Against   Abstain    Non Votes
Approval of a one-for-
six reverse split of the
Company's common stock     13,644,820      17,510          200      8,490,779

Approval of the selection
of Moore, Stephens, PC
for 1997                   13,649,580      11,450           0       8,492,279




Item  6.  Exhibits & Reports on Form 8K

          (a) Exhibit 11 - Computation of Earnings per Common Share.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  August 11,1997                        Lewis S. Schiller
                                            (Chief Executive Officer)





                                            ------------------------
Date:  August 11,1997                        Glen R. Charles
                                            (Chief Financial Officer)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share

              Three Months        Three Months      Six Months     Six Months
                 Ended               Ended             Ended          Ended
            June 30, 1997       June 30, 1996     June 30, 1997  June 30, 1996
          Primary /Fully Diluted               Primary/Fully Diluted
              EPS      EPS                          EPS     EPS

Net income/
(loss)
 historical $ 255,075    255,075    57,758       158,250   158,250   (568,827)
Adjustments
per modified
treasury stock
method        110,622    117,256                 201,911   228,873
Adjusted net
 income,
  primary     365,697                            360,161
Adjusted net
 income,
fully diluted            372,331                           387,123
Income/(Loss) per Share:
Income/(Loss)
per share
- Note 1    $    0.09                 0.04     $    0.08               (0.49)
Income/(Loss)
per share
- assuming
full dilution Note 2       0.09       0.02                $  0.09      (0.21)

Note 1:
Computed by dividing the net earnings by the weighted average number of common shares outstanding (3,819,721 and 1,307,515 and 3,819,424 and 1,169,486) for
the three and six months ended June 30, 1997 and 1996, respectively, adjusting the number of shares and the net earnings for the 1997 periods by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

   (i) Assumes that 222,500 1995 Stock Incentive Plan stock options outstanding at June 30, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on The Nasdaq Smallcap Market ("Nasdaq"), retire debt and to invest the balance.

  (ii) Assumes common stock purchase warrants to purchase an aggregate of 124,933 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 Computation of Earnings per Share [Continued]

  (iii) Assumes common stock purchase warrants to purchase an aggregate of 816,666 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

   (vi) Assumes that stock options to purchase 3,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

    (v) Assumes that 18,991 1993 Stock Incentive Plan stock options outstanding at June 30, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedules 1 and 3.

Note 2:

Computed by dividing net earnings by the weighted average number of common shares (3,819,424 and 1,169,486) for the three and six months ended June 30, 1997 and 1996, respectively, adjusting the number of shares and the net earnings for the 1997 period by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

   (i) Assumes that 222,500 1995 Stock Incentive Plan stock options outstanding at June 30, 1997 were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

  (ii) Assumes common stock purchase warrants to purchase and aggregate of 124,933 common shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

  (iii) Assumes common stock purchase warrants to purchase an aggregate of 816,666 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

   (iv) Assumes that stock options to purchase 3,000 shares were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings per Share [Continued]

    (v) Assumes that 18,991 1993 Stock Incentive Plan stock options out-standing at June 30, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedules 2 and 4.

NOTE: THIS CALCULATION IS SUBMITTED IN ACCORDANCE WITH THE SECURITIES ACT OF 1934 RELEASE NO. 9083, ALTHOUGH IT IS CONTRARY TO PARA.40 OF APB 15 BECAUSE IT MAY PRODUCE AN ANTI-DILUTIVE RESULT.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - Computation of Earnings per Share

SCHEDULE 1.
PRIMARY EARNINGS PER SHARE - 3 Months
June 30, 1997
Weighted average # of shares o/s 06/30/97                            3,819,424

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees                218,333
Options pursuant to 1995 Stock Incentive Plan- directors 2/96            2,500
Options pursuant to 1995 Stock Incentive Plan- directors 2/97            1,666
Series A and other Warrants                                            124,933
Series D Warrants                                                      816,666
SMACS Options                                                            3,000
Options pursuant to 1993 option plan                                    18,991
                                                                     ---------
                                Total issuable                       1,186,089
Total that can be reacquired:
(3,819,424 x20%)                                                       763,884
                                Issued not reacquired                  422,145

Proceeds                                        Price    # of Shares
Options pursuant to 1995 Stock Incentive Plan
                               -employees       $ 6.750   218,333    1,473,748
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/96  $ 6.186     2,500       15,465
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/97  $11.250     1,666       18,743
Series A and other Warrants                     Various   124,933    3,607,134
Series D Warrants                               $ 7.500   816,666    6,124,995
SMACS Options                                   $ 3.000     3,000        9,000
Options pursuant to 1993 option plan            $13.500    18,991      256,379
                                                                     ---------
                                                                    11,505,464





TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - Computation of Earnings Per Share [Continued]

SCHEDULE 1- Primary Earnings Per Share - June 30,1997 [Continued]

Limitation
763,944 shares x 4.466(avg FMV)                                    3,411,773
								                                                          ----------
Total proceeds remaining to retire debt                            8,093,691

Outstanding short - term debt                      7,072,159
-A/P and accrued expenses                            511,498
-Accrued payroll and related taxes and expenses    2,263,296
- Note payable (Gov't Printing Office)               138,230
                                                    ---------
                                                                   4,159,135

Other Liabilities
-Litigation settlement                                                66,667
                                                                     -------
         Remaining proceeds for cash                               3,867,889

Net income effects of debt retirement: at 05/15/97
Interest expense per P&L = 197,070 for 3 months retired 5/15/97 = net interest expense 98,535

Cash invested in money market fund @ 2.5% interest for 1.5 months
              3,867,889 @ 2.5% / 12 x 1.5 =                           12,087

P&L impact
Reduction of interest expense            98,535
Additional interest income               12,087
                                         ------
                                        110,622

Weighted average # of shares o/s 06/30/97                         3,819,721
Options and warrants not reacquired                                 422,145
                                                                 ----------
Total                                                             4,241,866
  							                                                        ==========

June 30, 1997 3 month Net income per F/S            255,075
Adjustment per modified treasury stock method       110,622
                                                    -------
Adjusted net earnings                               365,697

Primary EPS     365,697/4,241,866    =                          $0.08621135
                                                                      $0.09









TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1
SCHEDULE 2

Fully Diluted Earnings per share - 3 Months
June 30, 1997

Weighted average # of shares o/s 06/30/97                           3,819,424

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees               218,333
Options pursuant to 1995 Stock Incentive Plan-directors                 2,500
Options pursuant to 1995 Stock Incentive Plan-directors                 1,666
Series A and other Warrants                                           124,933
Series D Warrants                                                     816,666
SMACS options                                                           3,000
Options pursuant to 1993 option plan                                   18,991
                       Total issuable                               1,186,089

Total that can be reacquired:
(3,819,424 x 20%)                                                     763,884

                       Issued not reacquired                          422,205

Proceeds                                     Price     # of Shares
Options pursuant to
 1995 Stock Incentive Plan - employees      $ 6.750      218,333    1,473,748
Options pursuant to
 1995 Stock Incentive Plan - directors      $ 6.186        2,500       15,465
Options pursuant to
 1995 Stock Incentive Plan -                $11.250        1,666       18,743
Series A and other Warrants                 Various      124,933    3,607,134
Series D Warrants                           $ 7.500      816,666    6,124,995
SMACS Options                               $ 3.000        3,000        9,000
Options pursuant to 1993 option plan        $13.500       18,991      256,379
								                                                           ----------
                                                                   11,505,464





















TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings Per Share [Continued]

SCHEDULE 2 [Continued]
Fully Diluted Earnings Per Share - June 30, 1997
Limitation
763,884, shares x 1.6875 (FMV at 06/30/97)                       1,289,054
                  Total proceeds remaining to retire debt       10,216,410


Outstanding short-term debt                        7,072,159
-A/P and accrued expenses                            511,498
-Accrued payroll and related taxes and expenses    2,263,296
-Note payable (Gov't Printing Office)                138,230
                                                   ---------
                                                                 4,159,135

Other Liabilities
Litigation Settlement                                               66,667
           Remaining proceeds for cash                           5,990,608

Net income effects of debt retirement: at 5/15/97
Interest expense per P&L= 194070 for three months retired 5/15/97= net interest expense 98,535

Cash invested in money market fund @ 2.5% interest for 1.5 months
         5,990,608 @ 2.5%/1.5/12    =                               18,721

P&L impact
Net income per F/S                            255,075
Reduction of interest expense                  98,535
Additional interest income                     18,721
                                               ------
Adjusted net income                           372,331

Weighted average # of shares o/s 06/30/97               3,819,424
Options and warrants not reacquired                       422,145
                                                       ----------
                Total                                   4,241,569

Fully diluted EPS   372,331/4,241,569       =             $0.0878
                                            =             $  0.09














TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings per Share

SCHEDULE 3
Primary Earnings per share - 6 Months
June 30, 1997
Weighted average # of shares o/s 06/30/97                           3,819,424

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees               218,333
Options pursuant to 1995 Stock Incentive Plan- directors 2/96           2,500
Options pursuant to 1995 Stock Incentive Plan- directors 2/97           1,666
Series A and other Warrants                                           124,933
Series D Warrants                                                     816,666
SMACS Options                                                           3,000
Options pursuant to 1993 option plan                                   18,991
                                Total issuable                      1,186,089
Total that can be reacquired:
(3,819,424 x20%)                                                      763,884
                                Issued not reacquired                 422,205

Proceeds                                        Price    # of Shares
Options pursuant to 1995 Stock Incentive Plan
                               -employees       $ 6.750   218,333   1,473,748
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/96  $ 6.186     2,500      15,465
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/97  $11.250     1,666      18,743
Series A and other Warrants                     Various   124,933   3,607,134
Series D Warrants                               $ 7.500   816,666   6,124,995
SMACS Options                                   $ 3.000     3,000       9,000
Options pursuant to 1993 option plan            $13.500    18,991     256,379
                                                                     ---------
                                                                   11,505,464
Limitation
763,884 shares x 7.335 (avg FMV)                                    5,603,089
                                                                    ---------
               Total proceeds remaining to retire debt              5,902,375

Outstanding short-term debt                             7,072,159
-A/P and accrued expenses                                 511,498
-Accrued payroll and related taxes and expenses         2,263,296
-Note payable (Gov't printing office)                     138,230

Other Liabilities                                                   4,159,135
Litigation settlement                                                  66,667
                                                                    ---------
               Remaining proceeds for cash                          1,676,573









TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 Computation of Earnings per Share

SCHEDULE 3 [Continued]

Net income effects of debt retirement: at 03/31/97
Interest expense per P&L =382,865 for 6 months retired 3/31/97 = net interest expense 191,432

Remaining proceeds for cash                                         1,676,573

Cash invested in money market fund @ 2.5% interest for 3 months
               1,676,573 @2.5%/4                                       10,479

P&L impact
Reduction of interst expense                   191,432
Additional interest income                      10,479
                                               -------
                                               201,911

Weighted average # of shares o/s 06/30/97                3,819,424
Options and warrants not reacquired                        422,205
                                                         ---------
                                    Total                4,241,629

June 30,1997 6 month Net income per F/S        158,250
Adjustment per modified treasury stock method  201,911
                                               -------
Adjusted net earnings                          360,161

Primary EPS     360,161/4,241,629     =                   0.084911
                                                             $0.08
























TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1
SCHEDULE 4
Fully Diluted Earnings per share - 6 Months
June 30, 1997

Weighted average # of shares o/s 06/30/97                           3,819,424

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees               218,333
Options pursuant to 1995 Stock Incentive Plan-directors                 2,500
Options pursuant to 1995 Stock Incentive Plan-directors                 1,666
Series A and other Warrants                                           124,933
Series D Warrants                                                     816,666
SMACS options                                                           3,000
Options pursuant to 1993 option plan                                   18,991
                       Total issuable                               1,186,089

Total that can be reacquired:
(3,819,424 x 20%)                                                     763,884

                       Issued not reacquired                          422,205

Proceeds                                     Price     # of Shares
Options pursuant to
 1995 Stock Incentive Plan - employees      $ 6.750      218,333    1,473,748
Options pursuant to
 1995 Stock Incentive Plan - directors      $ 6.186        2,500       15,465
Options pursuant to
 1995 Stock Incentive Plan -                $11.250        1,666       18,743
Series A and other Warrants                 Various      124,933    3,607,134
Series D Warrants                           $ 7.500      816,666    6,124,995
SMACS Options                               $ 3.000        3,000        9,000
Options pursuant to 1993 option plan        $13.500       18,991      256,379
								                                                           ----------
                                                                   11,505,464
Limitation
763,884, shares x 1.6875 (FMV at 06/30/97)                          1,289,054
                  Total proceeds remaining to retire debt          10,216,410

Outstanding short-term debt                        7,072,159
-A/P and accrued expenses                            511,498
-Accrued payroll and related taxes and expenses    2,263,296
-Note payable (Gov't Printing Office)                138,230
                                                   ---------
                                                                    4,159,135
Other Liabilities
Litigation Settlement                                                  66,667
           Remaining proceeds for cash                              5,990,608

Net income effects of debt retirement: at 3/31/97
Interest expense per P&L= 382,865 for six months retired 3/31/97= net interest expense 191,432

Cash invested in money market fund @ 2.5% interest for 1.5 months
         5,990,608 @ 2.5%/4        =                                   37,441


TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 Computation of Earnings per Share

SCHEDULE 4 [Continued]

P&L impact
Net income per F/S                            158,250
Reduction of interest expense                 191,432
Additional interest income                     37,441
                                               ------
Adjusted net income                           387,123

Weighted average # of shares o/s 06/30/97               3,819,424
Options and warrants not reacquired                       422,205
                                                       ----------
                Total                                   4,241,629

Fully diluted EPS   387,123/4,241,629       =               $0.09



















