Form 10-Q
period 1997-09-30
TRANS GLOBAL SERVICES INC
filed 1997-11-12
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1997         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of November 10, 1997: 3,819,721

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                     Page No.
                                                                 ---------

Balance Sheets as of September 30, 1997 and December 31, 1996           3-4

Consolidated Statements of Operations-
Three and Nine Months Ended September 30, 1997
and September 30, 1996                                                    5

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 1997 and September 30, 1996.            6-7

Consolidated  Statement of Stockholders' Equity-
Nine Months Ended September 31, 1997                                    8-9

Notes to Consolidated Financial Statements                            10-11

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          12-13

Part 11  Other Information


Item 6. Exhibits 11 Calculation of Earnings per Share                 16-18

         11.1 Computation of earnings per share for three and nine months ended September 30, 1997

         27.0  Financial Data Schedule

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
Balance Sheets
-----------------------------------------------------------------------------

                                               September 30,      December 31,
                                                 1997                 1996
                                                (Unaudited)
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    370,106        $    56,231
  Accounts Receivable- Net                      6,294,905          5,190,056
  Loans Receivable-Officer                         47,500             42,500
  Prepaid Expenses and Other Current Assets        73,445            230,074
                                                ---------          ---------
Total Current Assets                            6,785,956          5,518,861
                                                ---------          ---------
  Property and Equipment-Net                      203,382             74,581
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,745,405          1,508,502
  Customer Lists                                2,669,809          2,838,535
  Goodwill, Net                                   787,690            824,125
  Covenant Not-to-Compete, Net                       -0-              60,381
  Deferred Offering Costs                         318,240            151,307
  Other Assets                                     43,182             22,958
  Investment in Preferred Stock of Affiliate    2,100,730          2,100,730
                                                ---------          ---------
             Total  Other Assets                7,665,056          7,506,538
                                                ---------          ---------
             Total Assets                    $ 14,654,394      $  13,099,980
                                               ==========         ==========



See Notes to Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
Balance Sheets
-----------------------------------------------------------------------------

                                         September 30, 1997   December 31,1996
                                            (Unaudited)

Liabilities and Stockholders' Equity
 Current Liabilities:
 Accounts Payable and Accrued Expenses   $    373,009         $      283,356
 Accrued Payroll and Related Taxes and
  Expenses                                  2,345,594              1,784,061
 Accrued Payroll Tax Penalties                    -0-                 77,000
 Loans Payable, Asset-Based Lender          3,977,981              3,690,875
 Note Payable- Other                          138,230                138,230
 Current Portion of Obligation -
  Voluntary Settlement Agreement              183,333                300,000
                                             --------             ---------
             Total Current Liabilities      7,018,147              6,273,522
                                            ---------              ---------
Other Liabilities:
  Voluntary Settlement Agreement Obligation    16,667                    -0-
                                            ---------               --------

Stockholders'  Equity:
  Common Stock, $.01 Par Value, 50,000,000
  Shares Authorized, Issued and
  Outstanding [3,819,721- September 30,1997
  3,816,888- December 31, 1996]                38,197                 38,168

  Capital in Excess of Par Value           12,887,851             12,879,380

  Deferred Consulting Fees                   (197,819)              (303,473)

  Accumulated Deficit                      (5,108,649)            (5,787,617)
                                           ----------             ----------
              Total Stockholders' Equity    7,619,580              6,826,458
                                            ---------              ---------

              Total Liabilities and
              Stockholders Equity         $14,654,394           $ 13,099,980
                                           ==========             ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------

                              Three Months Ended             Nine Months Ended
                                 September 30,                 September 30
                               1997          1996           1997         1996

Revenues                 $ 18,799,319  $ 16,911,396  $ 57,689,536 $45,379,718

Cost of Services Provided  17,037,957    15,387,465    52,907,042  41,562,317
                            ----------    ----------    ----------  ----------
Gross Profit                1,761,362     1,523,931     4,782,494   3,817,401

Selling, General
 and Administrative           974,883     1,122,721     3,260,211   3,405,625
Related Party
 Administrative Expenses       30,000        30,000        90,000      90,000
Amortization of Intangibles    68,387       110,623       265,608     341,400
                             ---------     ---------     ---------   ---------
Total Operating Expenses    1,073,270     1,263,344     3,615,819   3,837,025

Operating Profit (Loss)       688,092       260,587     1,166,675    ( 19,624)

Other Income (Expenses):
  Interest Expense          (201,009)     (183,151)      (583,874)   (508,688)
  Other Income                33,635        21,655         96,167      58,576
  Voluntary Settlement
    Agreement                    -0-      (300,000)           -0-    (300,000)
                             ---------     ---------      ---------   ---------
Total Other Expenses- Net   (167,374)     (461,496)      (487,707)   (750,112)


Net Income/(Loss)        $   520,718    $ (200,909)     $ 678,968  $ (769,736)


Net Income/(Loss) Per
 Share of Common Stock   $      .14     $     (.11)     $     .18  $     (.54)
                           ---------      ---------     ---------    ---------

Weighted Average Number of
 Shares of Common Stock    3,819,721     1,906,124      3,819,525    1,420,871
                           =========     =========      =========   =========



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited)
-----------------------------------------------------------------------------

                                                           Nine Months
                                                       Ended September 30,
                                                        1997          1996
Cash Flows from Operating Activities:
  Net Income/(Loss) from Continuing Operations     $   678,968   $  (769,736)
  Adjustments to Reconcile Net Income/(Loss)
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization                      296,901       360,452
    Charges from Option Exercise                       105,654       111,383
    Common stock isued for services rendered               -0-         9,506
  Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
  Receivables                                       (1,104,849)   (1,536,613)
  Loans Receivable - Officer                          (  5,000)          -0-
  Prepaid Expenses and Other Current Assets            156,629      (100,273)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued Expenses                 89,653        98,282
  Accrued Payroll Taxes and Related Expenses           561,533     1,393,081
  Accrued Payroll Tax Penalties                        (77,000)     (625,000)
  Voluntary settlement aggrement                      (100,000)      300,000
                                                     ---------     ---------
    Total Adjustments                                 ( 76,479)       10,818
                                                     ---------     ---------
  Net Cash Provided by (used in) Operating Activities  602,489     ( 758,918)

Cash Flows from Investing Activities:
 Capital Expenditures                                ( 160,160)    (  45,517)
 Advances to Affiliates                              ( 236,903)    ( 215,357)
 Other                                               (  20,224)          859
                                                       -------      --------
Net Cash Used in Investing Activities              $  (417,287)  $ ( 260,015)

Cash Flows from Financing Activities:
 Net Payments from/(to) Asset-Based Lender         $   287,106   $(  113,840)
 Repayment of Subordinated Debt                           -0-     (  700,000)
 Advances from Affiliates                                 -0-     (  176,832)
  Issuance of Common Stock                                -0-      2,375,000
  Exercise of Stock Options                              8,500           -0-
  Deferred Offering Costs                           (  166,933)          -0-
  Repayment of Note Payable                               -0-     (   60,513)
                                                    ----------     ---------
   Net Cash Used in Financing Activities               128,673     1,323,815



TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Unaudited) [Continued]
-----------------------------------------------------------------------------

                                                           Nine Months
                                                        Ended September 30,
                                                        1997          1996


Net Increase in Cash and  Cash Equivalents         $   313,875   $   304,882
Cash and Cash Equivalents at Beginning of Period        56,231       210,597
                                                    ----------      --------
Cash and Cash Equivalents at End of Period         $   370,106   $   515,479
                                                    ==========     =========
Supplemental Disclosures of Cash Flow Information:
    Cash paid for:
     Interest                                          583,874       508,688
     Income Taxes                                          -0-           -0-



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders Equity
For the Nine Months Ended September 30, 1997
-----------------------------------------------------------------------------

                                                   Shares        Amounts
                                                  --------      --------

Common Stock $.01 Par Value Authorized
50,000,000 Shares
Balance December 31, 1996                         22,901,331    $    229,014
Exercise of Stock Options                             17,000             170
One-for-Six Reverse Split                        (19,098,610)      ( 190,987)
                                                 ------------      ---------
Balance - September 30, 1997                       3,819,721          38,197
                                                 ===========       =========
Capital in Excess of Par Value
 Balance- December 31, 1996                                     $ 12,688,534
Exercise of Stock Options                                              8,330
One-for-Six Reverse Split                                            190,987
                                                                  ----------
Balance September 30, 1997                                      $ 12,887,851
                                                                 ===========
Accumulated (deficit)
Balance December 31, 1996                                       $ (5,787,617)
Net Income                                                           678,968
                                                                 ------------
Balance- September 30, 1997                                     $ (5,108,649)

Deferred Charges
 Balance December 31, 1996                                      $   (303,473)
Amortization of deferred consulting costs                            105,654
                                                                     -------
Balance- September 30, 1997                                     $   (197,819)
                                                                    ========

Total Stockholders' Equity
 Balance December 31, 1996                                      $  6,826,458
Exercise of Stock Options                                              8,500
Amortization of deferred consulting cost                             105,654
Net Income                                                           678,968
                                                                   ---------
Balance- September 30, 1997                                     $  7,619,580
                                                                  ==========


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------
(1) Basis of Presentation

Trans Global Services,Inc, a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc. ["Holdings"], formerly known as ARC Acquisition Group, and Resource Management International, Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States. The principal stockholder of the Company is SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group Ltd. ["Consolidated"], a publicly held company.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1997 and December 31, 1996 and the results of its operations for the three and nine months ended September 30, 1997 and 1996. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1996. The results of operations for the three and nine months ended September 30,1997 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements as filed in its December 31, 1996 Form 10K.

(3)  Earnings Per Share

Earnings per share reflects the weighted average number of shares outstanding for each period. The modified treasury stock method is used. On June 20, 1997, the Company effected a one-for-six reverse split in its Common Stock. All share and per share information in these financial statements gives effect, retroactively, to such split. Common stock equivalents, consisting of warrants and options are included even though it may produce an anti-dilutive result.

[4]  Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at September 30, 1997 and December 31, 1996. The Company finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availabilty of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.50% at September 30, 1997 and 8.25% at December 31, 1996 plus 2% and a fee of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At September 30, 1997 and December 31, 1996 the total amount advanced by the asset- based lender was $3,977,981 and $3,690,875 respectively. The weighted average interest rate on this short-term borrowing outstanding as of September 30, 1997 and December 31, 1996 was approximately 10.44% and 10.25% respectively.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
-----------------------------------------------------------------------------
[4]  Accounts Receivable and Loan Payable - Asset Based Lender [continued]

The Company has been advised that, as a result of a change in its general lending policies, the Company's asset-based lender is reducing the Company's maximum borrowing availability to $3 million effective December 31, 1997. In lieu of the .3% fee on the receivables financed, the asset-based lender, will charge a flat administrative fee of $10,500 per calendar month, provided that the outstanding receivables do not aggregate more than $10,000,000. An additional fee will be charged on a prorata basis if such outstanding receivables exceed $10,000,000 at any time during the month. This fee would be $954.55 for each $1,000.000 of receivables over $ 10,000,000. Although the Company is seeking alternative financing sources, no assurance can be given that the Company can or will be able to obtain an alternate financing source, the failure of which could have a material adverse effect upon the Company.

(5) Commitments and Contingencies

Voluntary Settlement Agreement Obligation -   As of September 30, 1997 the
Company has a $200,000 obligation remaining with regard to an agreement it entered into with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan (collectively "DOL"). The Company agreed to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 of which 12 payments remain.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended September 30, 1997 and 1996

The Company had revenues for the three months ended September 30, 1997, of $18.8 million reflecting an 11% increase in revenues over the $16.9 million during the same period in 1996. This increase is a reflection of the success of the Company's continuing sales and placement efforts. The gross margin for the quarter ended September 30, 1997 was 9.4% compared to 9.0% for the quarter ended September 30, 1996. This increase was a result of the Company having completed paying the FICA for a larger percentage of its workforce in the current period than it had in 1996.

Selling, general and administrative expenses exclusive of related party expenses, were $975,000, or 5.2%, of revenues, for the three months ended
September 30, 1997 and $1,123,000, or 6.6%, of revenues for the three months ended September 30, 1996. This decrease can be attributed to the continuing effort the Company is placing on controlling costs and the conclusion of payroll tax penalties which the Company has had to incur in previous periods.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued

During the three months ended September 30,1997 interest expense was $201,000, a 10% increase from the $183,000 interest costs during the same period in 1996. This was a result of increased borrowings due to greater revenues and slightly higher interest rates.

Amortization of intangibles decreased by approximately $42,000 for the three months ended September 30, 1997 compared to the three months ended September 30, 1996, due to the completion of amortization of the covenant not to compete, resulting from the December 1993 acquisition of Holdings.

As a result of the foregoing, the Company earned $520,718, or $.14 per share, for the three months ended September 30, 1997,as compared to a net loss of $200, 909, or $.11 per share loss for the three months ended September 30, 1996. This increase can be attributed to a combination of the increase in sales and a stabilization of selling, general and administrative expenses.

Nine Months Ended September 30, 1997 and 1996

The Company had revenues of $57.7 million for the nine months ended September 30, 1997 reflecting a 27% increase from the revenues of $45.4 million for the same period a year earlier. This increase is attributable to the Company's increased sales and placement efforts and success in replacing the loss of a contract on January 1, 1996 with one of the Company's larger clients. For the nine months ended September 30, 1997, the Company had a gross margin of 8.3% as compared to 8.4% for the nine months ended September 30, 1996. The slight decrease in margin reflects the additional payroll taxes incurred because of the Company's continued increase in staffing.

The Company's selling, general and administrative expenses decreased by $145,000 for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996. This decrease can be attributed to a reduction of $400,000 in payroll tax penalties in 1997 from 1996. Other selling, general and administrative expenses increased modestly despite a significant increase in revenue.

  During the nine months ended September 30, 1997, interest expense was $584,000, a 14.7% increase from $509,000 in the 1996 period as a result of increased borrowings and slightly higher interest rates.

The Company had net income of approximately $679,000, or $.18 per share for the nine months ended September 30, 1997 as compared to a net loss of $770,000, or $.54 per share loss, for the nine months ended September 30, 1996. The Company believes that with the continued increased revenues and stabilized selling, general and administrative costs it has improved its operations. The Company is continuing to search for ways to reduce its financing costs by seeking to enter into agreements with other financing sources which would offer lower financing costs. However, no assurance can be given that the Company can or will operate profitably in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]



Liquidity and Financial Position

As of September 30, 1997, the Company had a working capital deficit of $232,000. This working capital deficiency reflects (a) $4.0 million due to the Company's asset-based lender, (b) payroll taxes and related expenses of $2.3 million, (c) accounts payable and accrued expenses of $400,000, and (d) $300,000 with respect to other current obligations. The payroll and related taxes and expenses relates primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of October 1997.


The Company finances its payroll obligations by borrowing from an asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .3% of the face amount of the invoices financed. The borrowings are secured by a security interest in all of the Company's assets. Pursuant to an April 1997 amendment to the agreement, on December 31, 1997 the borrowing availability will be reduced to $3.0 million and the Company will pay a fixed monthly fee of $10,500 to the asset-based lender. The fee will be subject to increases to the extent that receivables in any month exceed $10 million. The interest rate of 2% in excess of prime will not be affected by the amendment. Such reduction in borrowing availability, if implemented, would have a material adverse effect upon the Company. At September 30, 1997, such borrowings from the asset-based lender were approximately $4.0 million. The interest rates (exclusive of the fee) payable by the Company at September 30,1997 and 1996 were 10.5% and 10.25%, respectively.


As of September 30, 1997 the Company has a $200,000 obligation remaining with regard to an agreement it entered into with the United States Department of Labor and the independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan (collectively "DOL"). The Company agreed to pay the DOL an aggregate of $300,000 in 18 monthly installments of $16,667 of which 12 payments remain.


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

Part II - Other Information

Item  6.  Exhibits

         (a)  List of Exhibits:

          11.1 Computation of earnings per share for three and nine months ended September 30, 1997.

          27.0  Financial Data Schedule

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  November 13,1997                      Lewis S. Schiller
                                            (Chief Executive Officer)





                                            ------------------------
Date:  November 13,1997                      Glen R. Charles
                                            (Chief Financial Officer)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share

                             Three Months        Three Months                Nine Months         Nine Months
                               Ended               Ended                        Ended              Ended
                         September 30, 1997     September 30, 1996      September 30, 1997     September 30, 1996
                      Primary /Fully Diluted                             Primary/Fully Diluted
                        EPS      EPS                                       EPS     EPS

Net income/
(loss)
 historical           $ 520,718     520,718         (200,909)            678,968    678,968        (769,736)
Adjustments
per modified
treasury stock
method                  115,943     112,660                              318,151    328,405
Adjusted net
 income,
  primary               633,378                                          997,119
Adjusted net
 income,
fully diluted                       663,378                                       1,007,373
Income/(Loss) per Share:
Income/(Loss)
per share
- Note 1              $    0.15                          (0.11)         $   0.24                       (0.54)
Income/(Loss)
per share
- assuming
full dilution Note 2                    0.15             (0.06)                       $ 0.24           (0.25)

Note 1:
Computed by dividing the net earnings by the weighted average number of common shares outstanding (3,819,721 and 1,906,124 and 3,819,525 and 1,420,871) for
the three and nine months ended September 30, 1997 and 1996, respectively, adjusting the number of shares and the net earnings for the 1997 periods by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

   (i) Assumes that 222,500 1995 Stock Incentive Plan stock options outstanding at September 30, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on The Nasdaq Smallcap Market ("Nasdaq"), retire debt and to invest the balance.

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

    (v) Assumes that 18,991 1993 Stock Incentive Plan stock options outstanding at September 30, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the average market price of the Company's common stock for the period as quoted on Nasdaq, retire debt and to invest the balance.

The proceeds received from the above transactions would then be used to purchase treasury stock up to 20%, retire debt and the remaining balance invested. See Schedules 1 and 3.

Note 2:

Computed by dividing net earnings by the weighted average number of common shares (3,819,721 and 1,906,124 and 3,819,525 and 1,420,871) for the three and nine months ended September 30,1997 and 1996, respectively, adjusting the number of shares and the net earnings for the 1997 period by items (i) to (v) below using the modified treasury stock method of calculating earnings per share.

   (i) Assumes that 222,500 1995 Stock Incentive Plan stock options outstanding at September 30, 1997 were exercised at the beginning of the period and that all proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

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

TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings per Share [Continued]

    (v) Assumes that 18,991 1993 Stock Incentive Plan stock options out-standing at September 30, 1997 were exercised at the beginning of the period and that the proceeds were used to purchase treasury stock at the period end market price of the Company's common stock as quoted on Nasdaq, retire debt and to invest the balance.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - Computation of Earnings per Share

SCHEDULE 1.
PRIMARY EARNINGS PER SHARE - 3 Months
September 30, 1997
Weighted average # of shares o/s 09/30/97                            3,819,721

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees                218,333
Options pursuant to 1995 Stock Incentive Plan- directors 2/96            2,500
Options pursuant to 1995 Stock Incentive Plan- directors 2/97            1,666
Series A and other Warrants                                            124,933
Series D Warrants                                                      816,666
SMACS Options                                                            3,000
Options pursuant to 1993 option plan                                    18,991
                                                                     ---------
                                Total issuable                       1,186,089
Total that can be reacquired:
(3,819,721 x20%)                                                       763,944
                                Issued not reacquired                  422,145

Proceeds                                        Price    # of Shares
Options pursuant to 1995 Stock Incentive Plan
                               -employees       $ 6.750   218,333    1,473,748
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/96  $ 6.186     2,500       15,465
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/97  $11.250     1,666       18,743
Series A and other Warrants                     Various   124,933    3,607,134
Series D Warrants                               $ 7.500   816,666    6,124,995
SMACS Options                                   $ 3.000     3,000        9,000
Options pursuant to 1993 option plan            $13.500    18,991      256,379
                                                                     ---------
                                                                    11,505,463





TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - Computation of Earnings Per Share [Continued]

SCHEDULE 1- Primary Earnings Per Share - September 30,1997 [Continued]

Limitation
763,944 shares x 3.125(avg FMV)                                    2,387,325
-------          -----                                             ---------

Total proceeds remaining to retire debt                            9,118,138

Outstanding short - term debt                       7,018,147
-A/P and accrued expenses                            (373,009)
-Accrued payroll and related taxes and expenses    (2,345,594)
- Note payable (Gov't Printing Office)               (138,230)
                                                    ---------
                                                                   4,161,314

Other Liabilities
-Litigation settlement                                                16,667
                                                                     -------
         Remaining proceeds for cash                               4,940,157
Net income effects of debt retirement: at 08/15/97
Interest expense per P&L = 201,009 for 3 months
retired 8/15/97 = net interest expense 100,505

Cash invested in money market fund @ 2.5% interest for 1.5 months
              4,940,157 @ 2.5% / 12 x 1.5 =                           15,438

P&L impact
Reduction of interest expense           100,505
Additional interest income               15,438
                                         ------
                                        115,943

Weighted average # of shares o/s 09/30/97                         3,819,721
Options and warrants not reacquired                                 422,145
                                                                 ----------
Total                                                             4,241,866
                                                                  =========

September 30, 1997 3 month Net income per F/S       520,718
Adjustment per modified treasury stock method       115,943
                                                    -------
Adjusted net earnings                               636,661

Primary EPS     636,661/4,241,866    =                          $0.150089842536
                                                                      $0.15




TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1

SCHEDULE 2

Fully Diluted Earnings per share - 3 Months
September 30, 1997

Weighted average # of shares o/s 09/30/97                           3,819,721

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees               218,333
Options pursuant to 1995 Stock Incentive Plan-directors                 2,500
Options pursuant to 1995 Stock Incentive Plan-directors                 1,666
Series A and other Warrants                                           124,933
Series D Warrants                                                     816,666
SMACS options                                                           3,000
Options pursuant to 1993 option plan                                   18,991
                                                                       ------
                       Total issuable                               1,186,089

Total that can be reacquired:
(3,819,721 x 20%)                                                     763,944

                       Issued not reacquired                          422,145

Proceeds                                     Price     # of Shares
Options pursuant to
 1995 Stock Incentive Plan - employees      $ 6.750      218,333    1,473,748
Options pursuant to
 1995 Stock Incentive Plan - directors      $ 6.186        2,500       15,465
Options pursuant to
 1995 Stock Incentive Plan -                $11.250        1,666       18,743
Series A and other Warrants                 Various      124,933    3,607,134
Series D Warrants                           $ 7.500      816,666    6,124,995
SMACS Options                               $ 3.000        3,000        9,000
Options pursuant to 1993 option plan        $13.500       18,991      256,379
                                                                      -------
                                                                   11,505,463









TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings Per Share [Continued]

SCHEDULE 2 [Continued]
Fully Diluted Earnings Per Share - September 30, 1997
Limitation
763,944, shares x 4.50 (FMV at 09/30/97)                        3,437,748
                                                                ---------
                  Total proceeds remaining to retire debt       8,067,715


Outstanding short-term debt                        7,018,147
-A/P and accrued expenses                            373,009
-Accrued payroll and related taxes and expenses    2,345,594
-Note payable (Gov't Printing Office)                138,230
                                                   ---------
                                                                 4,161,314

Other Liabilities
Litigation Settlement                                               16,667
                                                                    ------
           Remaining proceeds for cash                           3,889,734

Net income effects of debt retirement: at 8/15/97
Interest expense per P&L= 201,009 for three months retired 8/15/97= net interest expense 100,505

Cash invested in money market fund @ 2.5% interest for 1.5 months
         3,889,734 @ 2.5%/1.5/12    =                               12,155

P&L impact
Net income per F/S                            520,178
Reduction of interest expense                 100,505
Additional interest income                     12,155
                                               ------
Adjusted net income                           633,378

Weighted average # of shares o/s 09/30/97               3,819,424
Options and warrants not reacquired                       422,145
                                                       ----------
                Total                                   4,241,569

Fully diluted EPS   633,378/4,241,569       =             $0.1493
                                            =             $  0.15







TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 -Computation of Earnings per Share

SCHEDULE 3
Primary Earnings per share - 9 Months
September 30, 1997
Weighted average # of shares o/s 09/30/97                           3,819,525

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees               218,333
Options pursuant to 1995 Stock Incentive Plan- directors 2/96           2,500
Options pursuant to 1995 Stock Incentive Plan- directors 2/97           1,666
Series A and other Warrants                                           124,933
Series D Warrants                                                     816,666
SMACS Options                                                           3,000
Options pursuant to 1993 option plan                                   18,991
                    ----                                               ------
                                Total issuable                      1,186,089
Total that can be reacquired:
(3,819,525 x20%)                                                      763,905
                                Issued not reacquired                 422,184

Proceeds                                        Price    # of Shares
Options pursuant to 1995 Stock Incentive Plan
                               -employees       $ 6.750   218,333   1,473,748
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/96  $ 6.186     2,500      15,465
Options pursuant to 1995 Stock Incentive Plan
                               -directors 2/97  $11.250     1,666      18,743
Series A and other Warrants                     Various   124,933   3,607,134
Series D Warrants                               $ 7.500   816,666   6,124,995
SMACS Options                                   $ 3.000     3,000       9,000
Options pursuant to 1993 option plan            $13.500    18,991     256,379
                                                                     ---------
                                                                   11,505,464
Limitation
763,884 shares x 5.932 (avg FMV)                                    4,531,360
                                                                    ---------
               Total proceeds remaining to retire debt              6,974,104

Outstanding short-term debt                             7,018,147
-A/P and accrued expenses                                (373,009)
-Accrued payroll and related taxes and expenses        (2,345,594)
-Note payable (Gov't printing office)                    (138,230)

Other Liabilities                                                   4,161,314
Litigation settlement                                                  16,667
                                                                    ---------
               Remaining proceeds for cash                          2,796,123





TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 Computation of Earnings per Share

SCHEDULE 3 [Continued]

Net income effects of debt retirement: at 05/15/97
Interest expense per P&L = 583,874 for 9 months retired 5/15/97 = net interest expense 291,937

Remaining proceeds for cash                                         2,796,123

Cash invested in money market fund @ 2.5% interest for 4.5 months
               2,796,123 @2.5%x4.5/12                                  26,214

P&L impact
Reduction of interst expense                   291,937
Additional interest income                      26,214
                                               -------
                                               318,151

Weighted average # of shares o/s 09/30/97                3,819,525
Options and warrants not reacquired                        422,184
                                                         ---------
                                    Total                4,241,709

September 30,1997 6 month Net income per F/S    678,968
Adjustment per modified treasury stock method   318,151
                                                -------
Adjusted net earnings                           997,119

Primary EPS     988,381/4,241,709     =                   0.23507
                                                            $0.24













TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1

SCHEDULE 4
Fully Diluted Earnings per share - 9 Months
September 30, 1997

Weighted average # of shares o/s 09/30/97                           3,819,525

Total issuable warrants and options
Options pursuant to 1995 Stock Incentive Plan-employees               218,333
Options pursuant to 1995 Stock Incentive Plan-directors                 2,500
Options pursuant to 1995 Stock Incentive Plan-directors                 1,666
Series A and other Warrants                                           124,933
Series D Warrants                                                     816,666
SMACS options                                                           3,000
Options pursuant to 1993 option plan                                   18,991
                                                                       ------
                       Total issuable                               1,186,089

Total that can be reacquired:
(3,819,525 x 20%)                                                     763,905

                       Issued not reacquired                          422,184

Proceeds                                     Price     # of Shares
Options pursuant to
 1995 Stock Incentive Plan - employees      $ 6.750      218,333    1,473,748
Options pursuant to
 1995 Stock Incentive Plan - directors      $ 6.186        2,500       15,465
Options pursuant to
 1995 Stock Incentive Plan -                $11.250        1,666       18,743
Series A and other Warrants                 Various      124,933    3,607,134
Series D Warrants                           $ 7.500      816,666    6,124,995
SMACS Options                               $ 3.000        3,000        9,000
Options pursuant to 1993 option plan        $13.500       18,991      256,379
                                                                      -------
                                                                   11,505,464
Limitation
763,905, shares x 4.50 (FMV at 09/30/97)                            3,437,573
                                                                    ---------
                  Total proceeds remaining to retire debt           8,067,891

Outstanding short-term debt                        7,018,147
-A/P and accrued expenses                            373,009
-Accrued payroll and related taxes and expenses    2,345,594
-Note payable (Gov't Printing Office)                138,230
                                                   ---------
                                                                    4,161,314
Other Liabilities
Litigation Settlement                                                  16,667
                                                                       ------
           Remaining proceeds for cash                              3,889,910

Net income effects of debt retirement: at 5/15/97
Interest expense per P&L= 583,874 for nine months retired 5/15/97= net interest expense 291,937

Cash invested in money market fund @ 2.5% interest for 4.5 months
         3,889,910 @ 2.5%x4.5/12        =                              36,468

TRANS GLOBAL SERVICES, INC. and SUBSIDIARIES
EXHIBIT 11.1 Computation of Earnings per Share

SCHEDULE 4 [Continued]

P&L impact
Net income per F/S                            678,968
Reduction of interest expense                 291,937
Additional interest income                     36,468
                                               ------
Adjusted net income                         1,007,373

Weighted average # of shares o/s 09/30/97               3,819,525
Options and warrants not reacquired                       422,184
                                                       ----------
                Total                                   4,241,709

Fully diluted EPS  1,007,373/4,241,709       =            $0.2375
                                                             0.24







