Form 10-K
period 1997-12-31
TRANS GLOBAL SERVICES INC
filed 1998-04-15
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ___________________
                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                        Commission File No. 0-23382
                        Trans Global Services, Inc.
                (Exact name of Company as Specified in its Charter)

     Delaware                                    62-1544008
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)                identification no.)

1393 Veterans Memorial Hwy.,
   Hauppauge, New York                            11788
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:  (516) 724-0006

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:

        Title of Each Class
Common Stock, par value .01 per share Indicate by a check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 31, 1998: $9,666,860

State the number of shares outstanding of each of the Company's classes of common stock as of March 31, 1998: 3,819,716 shares of Common Stock, par value $.01 per share.

        DOCUMENTS INCORPORATED BY REFERENCE

None

        PART I

Item 1. Business.

Trans Global Services, Inc. (the "Company"), is engaged in providing technical temporary staffing services. In performing such services, the Company addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. The Company believes that the market for outsourcing services such as those offered by the Company results from the trend in employment practices by major corporations in the aircraft, aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. The Company seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by the Company are on temporary contract assignment, they work with the client's permanent employees; however, they receive different compensation and benefits than permanent employees.

In providing its services, the Company engages the employees, pays the payroll and related costs, including FICA, worker's compensation and similar Federal and state mandated insurance and related payments. The Company charges its clients for services based upon the hourly payroll cost of the personnel. Each temporary employee submits to the Company a weekly time sheet with work hours approved by the client. The employee is paid on the basis of such hours, and the client is billed for those hours at agreed upon billing rates.

The Company also offers its clients a range of integrated logistical support services which are performed at the Company's facilities. These services, which are ancillary to a project, include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. In performing these services, the Company hires the necessary employees for its own account and may work with the client in developing and preparing the documentation. Payments are made pursuant to a purchase order from the client on a project basis and not as a percentage of the cost of the employees. To date, the integrated logistics support business has not generated more than nominal revenue, and no assurance can be given that the Company will generate any significant revenue or profit from such services.

The Company's strategy has been directed at increasing its customer base and providing additional services, such as integrated logistics support, to its existing customer base. The Company believes that the key to profitability is to provide a range of services to an increased customer base. In this connection, the Company is increasing its marketing effort both through its own personnel and in marketing efforts with other companies that offer complementary services.

Item 1. Business [Continued]

Forward Looking Statements

Statements in this Form 10-K that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-K and in other documents filed by the Company with the Securities and Exchange Commission.

Organization of the Company

The Company is a Delaware corporation which was incorporated in September 1993 under the name Concept Technologies Group, Inc. ("Concept"). The Company's executive offices are located at 1393 Veterans Memorial Hwy., Hauppauge, New York 11788, telephone (516) 724-0006

In May 1995, Concept acquired all of the issued and outstanding stock of Trans Global Services, Inc., a Delaware corporation now known as TGS Services Corp. ("TGS"), in exchange for a controlling interest in the Company. Such transaction is referred to as the "Trans Global Transaction." In March 1996, the Company changed its corporate name to Trans Global Services, Inc. Prior to May 1995, the Company's primary business was the operation, through WWR Technology, Inc. ("WWR"), of the Klipsch professional loudspeaker business. As a result of the Trans Global Transaction, the Company's principal business became the provision of technical temporary staffing services. As of September 30, 1995, the Company sold the stock of WWR to an affiliated party.

TGS is a Delaware corporation which was incorporated in January 1995 to hold the stock of its two subsidiaries, Avionics Research Holdings, Inc. ("Holdings") and Resource Management International, Inc. ("RMI"). Prior to January 1995, the stock of Holdings and RMI was held by SIS Capital Corp. ("SISC"), which is a wholly-owned subsidiary of Consolidated Technology Group Ltd. ("Consolidated"). Consolidated is a public company whose businesses include, a range of telecommunications services, and computerized health information systems and related services which are offered to health care providers, in addition to that of the Company. Holdings was formed to acquire the stock of two related companies, Avionics Research Corporation of New York and Avionics Research Corp. of Florida (collectively, "Avionics") in December 1993. RMI was formed in 1994 to acquire assets of Job Shop Technical Services, Inc. ("Job Shop") in November 1994. RMI conducts business under the name The RMI Group. Avionics has been engaged in the contract engineering business since its organization in 1954, and RMI commenced such business in November 1994, with the acquisition of assets from Job Shop.

References to the Company refer to the Company and TGS and its subsidiaries, unless the context indicates otherwise. References to Concept relate to the Company prior to the consummation of the Trans Global Transaction in May 1995.

At April 8, 1997, SISC was the owner of approximately 40.1% of the Company's outstanding Common Stock. The Trinity Group, Inc., ("Trinity"), a wholly-owned subsidiary of Consolidated, has an agreement with the Company pursuant to which the Company pays Trinity fees of $15,000 per month through March 2000.

Item 1.  Business [Continued]

In April 1998, Mr. Lewis S. Schiller, who was chairman of the board, chief executive officer and a director of Consolidated, the Company and other subsidiaries of Consolidated, resigned as an officer and director of Consolidated and each of its present subsidiaries, including the Company. Messrs. Norman J. Hoskin and E. Gerald Kay, who were directors of Consolidated, the Company and other subsidiaries of Consolidated, resigned as directors of Consolidated and such subsidiaries, including the Company. Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright, Seymour Richter and Donald Chaifetz were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller, Hoskin and Kay. Messrs. Bright, Richter and Chaifetz were also elected as directors of Consolidated.

Markets and Marketing

The market for the Company's services is comprised of major corporations in such industries as aircraft, aerospace, electronics, energy, engineering, computer services and telecommunications, where "downsizing" and "outsourcing" have become an increasingly important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to serve as employer of record for its temporary staff, and its agreements are terminable by the client without significant notice.

The Company maintains a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by the Company, referrals and responses to advertisements placed by the Company in a variety of local media, including newspapers, yellow pages, magazines and trade publications. Part of the Company's responsibilities for any engagement is the recruitment and initial interviewing of potential employees, with the client conducting any final interviews it deems necessary. The majority of work performed by the Company's employees is performed at the client's premises and under the client's direction, although the Company is the employer of record.

The Company markets its services to potential clients through its officers, management and recruitment personnel who seek to provide potential clients with a program designed to meet the client's specific requirements. The marketing effort utilizes referrals from other clients, sales calls, mailings and telemarketing. The Company also conducts an ongoing program to survey and evaluate the clients' needs and satisfaction with the Company's services, which it uses as part of its marketing effort.

Although the Company has eight offices, including its main office in Long Island, New York, throughout the United States, there is no limited geographic markets for the Company's services. The Company has in the past established offices in new locations when it receives a contract in the area and it cannot effectively service such contract from its existing offices. The Company intends to continue to establish new offices as necessary to meet the needs of its customers.

Item 1.  Business [Continued]

A client will utilize contract engineering services such as those provided by the Company when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides the Company with a detailed job description. The Company then conducts an electronic search in its computerized resume data base for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by the Company's recruiters, who interview interested candidates. If a candidate is acceptable to the Company and interested in the position, the Company refers the candidate to the client. An employment agreement is executed with the Company prior to the commencement of employment.

The Company serves primarily the aircraft, aerospace and electronics industries as well as the telecommunications, banking and computer science industries and public utilities along with numerous manufacturing companies. The Company is expanding its effort to address the general trend of "downsizing" and "outsourcing" by major corporations on a national basis. To meet this goal, the Company has commenced a national sales campaign addressing a broad spectrum of Fortune 500 companies, offering a managed staffing service to those companies in the process of downsizing and outsourcing specific functions. Since a company engaged in downsizing seeks to focus on its core business needs with its in-house staff, the Company seeks to identify and address the needs of a specific task or department not part of the core business for which outsourcing would be an appropriate method of addressing those needs. In addressing these needs, the Company has conducted marketing efforts with Manpower International, Inc., Adecco and Olsten Corporation.

The Company's contracts are generally terminable by the client on short notice.

Trans Global Services' largest customers for 1997 were Boeing, Northrop Grumman, Lockheed, Gulfstream Aerospace and Bell Helicopter Textron which accounted for approximately $20 million, $15 million, $13 million, $7 million and $6 million or 25.9%, 19.9%, 17.4%, 8.6% and 7.5% of revenue, respectively. The Company's largest customers for 1996 were Boeing, Lockheed, Northrop Grumman, Gulfstream Aerospace Corp. and Bell Helicopter Textron, which accounted for approximately $16 million, $13 million, $9 million, $5 million and $4 million, or 25.6%, 20.8%, 14.4%, 8% and 6.4% of revenue, respectively. For the year ended December 31, 1995, Northrop Grumman, Lockheed and Boeing accounted for $19.4 million, $10.2 million and $9.6 million, or 30.7%, 16.1% and 15.2% of revenue, respectively. No other client accounted for 5% or more of the Company's revenues in 1997, 1996 or 1995.

Item 1.   Business [Continued]



Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. The Company competes with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants. The Company believes that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, the ability of the Company to generate revenues is dependent not only upon its ability to obtain contracts with clients, but also to provide its clients with qualified employees. The market for qualified personnel is highly competitive, and the Company competes with other companies in attracting employees. The ability of the Company to increase its business with existing clients or to attract other clients will be affected by its working capital. Accordingly, the failure of the Company to increase its working capital may adversely effect its ability to expand its business.

Government Regulations

The technical temporary staffing industry,in which the Company is engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, the Company is subject to Federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. The Company also maintains a 401(k) plan for its employees and is subject to regulations concerning such plan.

The Company does not have contracts with any government agencies. However, the Company does have contracts with clients, including major defense contractors, that have contracts with government agencies. The Company's contracts with its clients are based on hourly billing rates for each technical discipline. Many of the clients' contracts with government agencies are subject to renegotiation or cancellation for the convenience of the government. Since the manpower needs of each of the Company's clients are based on the clients own requirements and the client's needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact the business of the Company.

Employees

At December 31, 1997, the Company had 931 employees, of which 879 were contract service employees who performed services on the clients' premises and 52 were executive and administrative employees. Each of the Company's offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with the Company which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by the Company's clients for any reason, the Company has no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. The Company's employees are not represented by a labor union, and the Company considers its employee relationship to be good.

Item 1.    Business [Continued]

Executive Officers of the Company

The following are the executive officers of the Company as of April 8, 1998:


     Name            Age       Position with the Company
    -----            ----      -------------------------
Joseph G. Sicinski   66        Chief Executive Officer, President and director
Glen R. Charles      44        Chief financial officer, secretary and treasurer

Mr. Joseph G. Sicinski has been president and a director of the Company since the consummation of the Trans Global Transaction in May 1995. He served in the same capacities for TGS since its organization in January 1995, and served as president of a predecessor of TGS since September 1992. He has been chief executive oficer of the Company since April 1998. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services.

Mr. Glen R. Charles has been chief financial officer and treasurer of the Company since May 1995 and of TGS since its organization in January 1995. He has been secretary of the Company since April 1998. Mr. Charles served as chief financial officer of RMI since its acquisition in November 1994. From 1992 to November 1994, he was engaged in the private practice of accounting. For more than five years prior thereto, he was chief financial officer of Telephone Support Systems, Inc., a manufacturer of telecommunications peripheral equipment.

Item 2. Description of Property.

The Company leases approximately 7,500 square feet of office facilities at its location in Long Island, New York, where it maintains its executive offices. It also rents modest office space in Houston, Texas, Phoenix, Arizona, Arlington, Texas, Los Angeles, California, Seattle, Washington, Orlando, Florida and Wichita, Kansas. The aggregate annual rent payable by the Company is approximately $210,000, which is subject to annual increases. The Company believes that its present office space is adequate for its present needs and that additinal office space is readily available on commercially reasonable terms.

Item 3. Legal Proceedings.


In May 1991, prior to the acquisition of Avionics by the Company, the Government Printing Office wrote the Company asking for reimbursement of approximately $300,000 for allegedly unauthorized work on two programs. The Company believes that these claims are without merit and intends to contest these claims vigorously if reasserted. The Company believes that the ultimate disposition of this matter will not have a material adverse affect on the Company's consolidated financial position.

Item 1.    Business [Continued]


In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by the Company. Mr. Corace was the president of Job Shop Technical Services, Inc., from which RMI purchased assets in November 1994. The Company believes that the action is without merit, will vigorously contest this matter and has filed counterclaims against Mr. Corace.


Item 4.  Submission of Matters to a vote of Security Holders.

         No matters were voted upon during the fourth quarter of 1997.

                                        PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol TGSI.

On June 20, 1997, the Company effected a one-for-six reverse split in its Common Stock. All share and per share information give effect, retroactively, to such reverse split.

The high and low closing price for the Company's Common Stock since January 1996 are as follows:
                                                      Common Stock
                                                    ---------------
                                                      High      Low
1996
  First Quarter                                     10-1/8      5-5/8
  Second Quarter                                    10-1/2      7-5/16
  Third Quarter                                     11-13/16    8-1/4
  Fourth Quarter                                    13-1/2      8-5/8

1997
  First Quarter                                     12-9/16     6-3/4
  Second Quarter                                     9-3/16     1-5/8
  Third Quarter                                      4-3/4      1-9/16
  Fourth Quarter                                     6-9/16     3-7/8

1998
  First Quarter                                      6           5

The closing price for the Common Stock on March 31, 1998 was $5 3/4 . These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 1998, the Company believes that there were approximately 1,500 beneficial holders of the Common Stock.

The Company has paid no dividends on its Common Stock since inception, and does not expect to pay any dividends for the foreseeable future.

Item 6.  Selected Financial Data.

                             TRANS GLOBAL SERVICES, INC.
                              SELECTED FINANCIAL DATA
                        (In thousands, except per share amounts)

Set forth below is selected financial data with respect to the Company for the years ended December 31, 1997, 1996, 1995, and 1994. The selected financial data has been derived from the financial statements which appear elsewhere in this Report. This data should be read in conjunction with the financial statements of the Company and the related notes which are included elsewhere in this Report.

Statement of Operations Data 1:
------------------------------

                                                      Year Ended December 31,
                                                 -----------------------------
                                               1997        1996         1995       1994
Revenue                                       $75,725     $62,594     $63,152     $25,287
Net income/(loss) from continuing operations    1,023        (681)     (4,413)       (411)
Net income/(loss)                               1,023        (681)     (4,696)       (411)
Net income/(loss) per share of Common Stock       .27       ( .27)      (8.88)      (4.08)
Weighted average number of shares of
 Common Stock outstanding                       3,820       2,530         529         100

Balance Sheet Data:
                                                           December 31,
                                                 -----------------------------
                                               1997        1996         1995       1994

Working capital (deficiency)                 $    257     $  (755)      $(2,401)   $(1,805)
Total assets                                   13,942      13,100        12,763     10,345
Total liabilities                               5,943       6,274         8,511      9,033
Accumulated deficit                            (4,765)     (5,788)       (5,106)      (411)
Stockholders' equity                            7,999       6,826         4,252      1,312



Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Results of Operations

The following information relates to the business of the Company and TGS for the periods covered. The only business conducted by the Company is the technical temporary staffing services business, which was conducted by TGS and its affiliated companies prior to the completion of the Trans Global transaction.
the business conducted by the Company prior to the Trans Global Transaction is no longer conducted by the Company and is treated as discontinued operations.
References to the Company's operations prior to January 1995, when the company was organized, relate to the operations of Avionics and RMI as subsidiaries of SISC.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Years ended December 31, 1997, 1996 and 1995

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business will be dependent upon its ability to generate sufficient revenue to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1998, Social Security taxes are payable on the first $68,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

For 1997, the Company had revenue of $75.7 million reflecting an increase of 21% over the revenue for 1996. Revenue for 1996 decreased approximately 1% from 1995 because of the loss in January 1996 of one of the Company's largest customers. The increase in 1997 reflects the success of the Company's sales and placement efforts, although its growth was hampered by its modest level of working capital. The Company's revenue has been derived principally from the aerospace industry. During 1997, approximately 63% of the Company's revenue was derived form its three largest clients and approximately 79% of such revenue was derived from its five largest clients. In 1996, approximately 61% of the Company's revenue was derived from its three largest clients and approximately 75% of such revenue was derived from its five largest clients. The same clients, all of which are in the aerospace industry, were the Company's three and five largest clients in both 1997 and 1996. In 1995, 62% of the Company's revenue was derived from its largest three clients, all of which are in the aerospace industry. The trend toward consolidation in the defense industry in general and the aerospace industry in particular has accentuated the concentration of major clients within the aerospace industry, and the Company may be adversely affected by any factors which affect the defense and aerospace industries.

The Company's gross margin for 1997, 1996 and 1995 was 8.8%, 8.2% and 6.3%, respectively. The improvement in gross margin reflects both the success of the Company's efforts to expand its customer base to include companies in the information technology sector, which have generated a higher gross margin than its traditional client base, and to terminate client relationships or reduce the scope of services for clients that did not generate an acceptable gross margin.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Years ended December 31, 1997, 1996 and 1995

Selling, general and administrative expenses exclusive of related party expenses increased by 5.7% compared to 1996 and decreased by 30.2% compared to 1995. The increase in 1997 can be attributed to costs of $320,000 that were incurred in connection with a proposed public offering which was not completed. The Company is continuing its efforts to control selling, general and administrative costs. The decrease in selling, general and administrative expenses in 1996 from the level of such expenses in 1995 is due to the high level of expenses in 1995 resulting from the issuance of securities to consultants ($2.3 million) and penalties for late withholding taxes ($1 million). The Company completed its payment schedule with the Internal Revenue Service in July 1997 and is presently current with regard to all of its taxes.

During 1995, the Company incurred $528,000 of acquisition expenses relating to the issuance of securities in connection with the Trans Global Transaction. The acquisition expenses reflect the value of Common Stock issued to a finder in connection with the Trans Global Transaction and in consideration of agreements by certain of the Company's stockholders to enter into lock-up agreements. The delivery of such shares of Common Stock was deferred until after the Company's certificate of incorporation was amended to increase its authorized Common Stock. No comparable expenses were incurred in 1997 or 1996.

The Company finances its payroll obligations by borrowing from a non-affiliated asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .30% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice. This reflects a reduction in the financing charges resulting from a June 1995 amendment to its borrowing agreement. Prior to the amendment, the Company paid interest at a rate of 4% in excess of prime and a fee of 1% of its borrowings relating to RMI's operations. The Company's agreement with its asset-based lender continues through December 31, 1998. The borrowings are secured by a security interest in all of the Company's assets. At December 31, 1997, such borrowings from the asset-based lender were approximately $3.6 million. The ability of the Company to increase profits is dependent in part upon its ability to reduce its financing costs. The interest rates (exclusive of the fee) payable by the Company at December 31, 1997 was 10.50% and at December 31, 1996 and 1995 was 10.25%. During 1997, the
interest expense was approximately $775,000 as compared to $712,000 in 1996 and $963,000 in 1995. The increase of 8.8% from 1996 to 1997 reflects increased borrowing during the year as a result of the increase in revenue. The decrease in interest expense in 1996 of 20% compared to 1995 reflects the reduced borrowing rates which were effective June 1995.

Amortization of customer lists and other intangible assets was reduced in 1997 by 26.6% as compared to 1996 and 1995 due to certain intangible assets related to Avionics Research Holdings having been fully amortized during the year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

During 1996 the Company established a $300,000 reserve in connection with the claim by the DOL arising from the acquisition of Job Shop assets. In 1997, the Company reached an agreement with the DOL and the independent trustee of the Job Shop technical Services, Inc., 401(k) Plan (collectively "DOL"). The Company agreed to pay the DOL an aggregate of $300,000 in 18 monthly installments, of which $150,000, plus interest was outstanding at December 31, 1997.

Net Income (Loss)

The Company had net income from continuing operations of approximately $1,023,000, or $.27 per share for 1997, as compared with a loss of $681,000 or $.27 per share, in 1996 and a loss of $4.4 million, or $8.35 per share, in 1995. The Company also incurred a loss from discontinued operations of approximately $283,000 or $.53 per share in 1995.

Liquidity and Capital Resources

At December 31, 1997, the Company had $257,000 of working capital. The Company's principal source of cash during 1997 was the cash flow generated from operations and its credit facility with its asset-based lender. Cash flow from operating activity was $1,072,461 in 1997 compared to ($1,109,899) in 1996 and $526,837 in
1995. The increased cash flow in 1997 was primarily due to the Company's net income of $1,022,881 as compared with losses of $681,000 in 1996 and $4.7 million in 1995.

Investing and financing activities required $519,723 and $280,485, primarily for capital expenditures of $171,288, advances to affiliates of $167,453, deferred acquisition costs of $160,645, deferred offering costs of $168,938 and payments to the Company's asset-based lender to reduce its outstanding loan. The advances to affiliates was affected by rent and compensation for office space and services rendered, that was paid by the Company for a subsidiary of SISC. Such payments ceased during 1997.

The Company believes that as profits increase its working capital will increase as well. However, unless the Company can improve its working capital, it may be unable to increase its revenue from certain major clients or to attract clients requiring greater working capital.

In the long term, the Company relies on its ability to generate sufficient cash flows from operating activity through its asset-based lender, to fund investing and financing requirements. The principal source funds, other than its asset-based lender, has been from the sale of securities.

At December 31, 1997, the Company owed approximately $3.6 million to its asset-based lender pursuant to an agreement that continues until December 31, 1998. The Company is presently in negotiations with lenders to replace the existing lender at financing rates more favorable than the Company presently has. However, no assurance can be given that the Company can or will be successful in these efforts.

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

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 issue". A significant portion of the Company's computer software, particularly the software relating to payroll and other employee records, is performed for the Company by an outside service company which has advised the Company that it will be year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. Although the Company believes that it will not incur significant expenses to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.


Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.

   Not Applicable.

Item 8. Financial Statements.

The Financial Statements begin on Page F-1.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

                                        PART III

Item 10. Directors and Executive Officers of the Company.

The following table sets forth certain information concerning the directors and the executive officers of the Company as of April 8, 1998:

   Name                 Age                  Position with the Company
  -----                -----                -----------------------------
Joseph G. Sicinski      66            Chief executive officer, President
                                      and director
Glen R. Charles         44            Chief financial officer, secretary and
                                      treasurer
Edward D. Bright-1      61            Director
Donald Chaifetz-1       65            Director
Seymour Richter         61            Director
----------
-1  Members of the audit and compensation committee.

Mr. Joseph G. Sicinski has been president and a director of the Company since the consummation of the Trans Global Transaction in May 1995. He served in the same capacities for TGS since its organization in January 1995, and served as president of a predecessor of TGS since September 1992. He has been chief executive officer of the Company since April 1998. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services.

Mr. Glen R. Charles has been chief financial officer and treasurer of the Company since May 1995 and of TGS since its organization in January 1995. He has been secretary of the Company since April 1998. He served as chief financial officer of RMI since its acquisition in November 1994. From 1992 to November 1994, he was engaged in the private practice of accounting. For more than five years prior thereto, he was chief financial officer of Telephone Support Systems, Inc., a manufacturer of telecommunications peripheral equipment.

Mr. Edward D. Bright has been a director of the Company since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated and a director of Netsmart Technologies, Inc. ("Netsmart"), a publicly-held subsidiary of Consolidated that markets medical information systems. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio Medics Corp. ("CSM"), a subsidiary of Netsmart which was acquired by Netsmart from Advanced Computer Techniques, Inc. ("ACT") in June 1994. From June 1994 until January 1996, he was chief executive officer of Netsmart. He was a senior executive officer and a director of CSM and ACT for more than two years prior to June 1994.

Item 10.  Directors and Executive Officers of the Company [Continued].

Mr. Donald Chaifetz has been a director of the Company since April 1998. Mr. Chaifetz is a principal of Maldon Co., Inc., an importing company. Mr.Chaifetz has been in the importing business for more than the past five years.

Mr. Seymour Richter has been a director of the Company since April 1998. From July 1995 until April 1998, Mr. Richter was employed by Patterson Travis Operating Account Inc., a private company that makes investments for its own account. For more than five years prior thereto, he was the chief executive officer of Touch Base Ltd., an independent selling organization in the apparel industry.

Messrs. Bright, Chaifetz and Richter were elected to the board following the resignation of Messrs. Lewis S. Schiller, Norman J. Hoskin and E. Gerald Kay.

In 1997, the board of directors created audit and compensation committees. The audit committee has the authority to approve the Company's audited financial statements, to meet with the Company's independent auditors, to review with the auditors and with management any management letter issued by the auditors and to generally exercise the power normally accorded an audit committee of a public corporation. In addition, any transactions between the Company or its subsidiaries, on the one hand, and any officer, director or principal stockholder or any affiliate of any officer, director or principal stockholder, on the other hand, requires the prior approval of the audit committee.

The compensation committee serves as the stock option committee pursuant to the Company's stock option plans. In addition, it reviews and approves any changes in compensation for the Company's executive officers.

Directors are elected for a term of one year.

None of the Company's officers and directors are related.

The Company's Certificate of Incorporation provides that to the fullest extent provided by Delaware law, a director shall not be liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under Federal or applicable state securities laws.

During 1997, Mr. Lewis Schiller, Consolidated and SISC did not file Form 4 or Form 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934 with respect to their acquisition of certain securities.

Item 11.  Executive Compensation.

Set forth below is information with respect to compensation paid or accrued by the Company for 1997, 1996 and 1995 to its chief executive officer and to each other officer whose compensation exceeded $100,000 for 1997.

                             Annual Compensation      Long-Term Compensation
                                                                (Awards)
                             -------------------      ----------------------
                                                      Restricted   Options SARs
                                                      Stock Awards  (Number)
Name and Principal Position   Year  Salary    Bonus   (Dollars)
---------------------------   ----  ------    -----  ------------ -----------
Lewis S. Schiller, CEO -1     1997      --       --           --     25,000-2
                              1996      --       --           --     92,499-2
                              1995      --       --           --           --

Joseph G. Sicinski, President 1997 243,000   96,000           --     90,000-3
                              1996 195,500       --           --    199,999-3
                              1995 178,000       --           --     41,666-3


1 Mr. Schiller resigned as an officer and director of the Company in April 1998. Mr. Schiller has received no compensation from the Company. During the years ended December 31, 1997, 1996 and 1995, the Company has been advised by Consolidated that the total compensation paid or accrued by Consolidated to Mr. Schiller was $974,000, $340,000 and $250,000, respectively.

2 Represents, in 1997, an incentive stock option to purchase 25,000 shares of Common Stock at $3.875 per share. Represents, in 1996, warrants to purchase 66,666 shares of Common Stock at $7.50 per share, an incentive stock option to purchase 25,000 shares of Common Stock at $6.75 per share and a nonqualified stock option to purchase 833 shares at $6.18 per share. Such options and warrants were granted at the fair market value on the date of grant. In April 1998, in connection with his resignation as an officer and director of the Company, the options held by Mr. Schiller were canceled. The warrants held by Mr. Schiller were not affected by his resignation.

3 Represents, in 1997, an incentive stock option to purchase 90,000 shares of Common Stock at $3.875 per share. Represents, in 1996, warrants to purchase 66,666 shares of Common Stock at $7.50 per share and an incentive stock option to purchase 133,333 shares of Common Stock at $6.75 per share. Represents, in 1995, an incentive stock option to purchase 41,666 shares of Common Stock at $12.75 per share. The options granted in 1995 were canceled in connection with the grant of incentive stock options in 1996. Such options and warrants were granted at the fair market value on the date of grant.

The annual salary payable by Consolidated to Mr. Schiller pursuant to his employment agreement with Consolidated was $250,000, subject to a cost of living increase, prior to September 1, 1996. Effective September 1, 1996, Mr. Schiller's annual salary from Consolidated was increased to $500,000. In addition, Mr. Schiller's employment agreement provided him with incentive compensation from Consolidated based on the results of Consolidated's operations and Mr. Schiller owned 10% of Consolidated's or SISC's equity interest in each of their operating subsidiaries and investments. Mr. Schiller has received 10% of SISC's equity interest in the Company for nominal consideration. Mr. Schiller has also received 10% of other securities owned by SISC, including securities of other subsidiaries of SISC. In April 1998, in connection with his resignation as an officer and director of Consolidated and its subsidiaries, Consolidated purchased Mr. Schiller's employment contract, as a result of which the agreement is no longer in effect.

Item 11.  Executive Compensation [Continued]

In October 1997, Mr. Joseph G. Sicinski entered into a five-year employment agreement with the Company pursuant to which he received annual compensation of $260,000, subject to an annual cost of living increase. In addition, he is entitled to a bonus of 5% of the Company's income before tax, all non-cash adjustments and all payments to Consolidated, provided, that such bonus shall not exceed 200% of his annual salary. The Company also provides Mr. Sicinski with an automobile which he may use for personal use. This agreement replaced his prior employment agreement dated September 1, 1996, which provided him with an annual base salary of $234,000 and a bonus of 5% of the Company's income before income taxes, but not more than 200% of his salary. The September 1996 agreement replaced an employment agreement dated January 1995, which provided him with an annual base salary of $180,000 and a bonus of 5% of the Company's income before income taxes, but not more than 200% of his salary.

The Company pays its non-management directors a fee of $500 per month.

The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1997 and the year-end value of options held by the Company's officers named in the remuneration table. No SARs have been granted.

        Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End
                                            Option Value

                                             Number of
                                             Securities         Value of
                                             Underlying         Unexercised In-
                                             Unexercised        the-Money
                                             Options at Fiscal Options at Fiscal
                                             Year End -1        Year End - 2
                   Shares Acquired  Value    Exercisable/       Exercisable/
Name               Upon Exercise   Realized  Unexercisable      Unexercisable
------------------  --------------- --------  -------------   -------------
Lewis S. Schiller        --             --      209,166-3         $   ,000/
                                                       --               --

Joseph G. Sicinski       --             --      193,998-4/            ,000/
                                                 179,335              ,000
----------------
     1 Includes options which became exercisable on January 1, 1997.

     2 Based on the closing price per share of Common Stock on December 31,1997, which was $6.00.

     3 Represents warrants to purchase 158,333 shares of Common Stock at $7.50 per share, incentive stock options to purchase 25,000 shares of Common
     Stock at $6.75 per share and 25,000 shares at $3.875 per share, and nonqualified stock options to purchase 833 shares of Common Stock at $6.186 per share. The stock options were canceled in April 1998. The warrants owned by Mr. Schiller include warrants transferred to him by SISC.

     4 Represents warrants to purchase 150,000 shares of Common Stock at $7.50 per share and an incentive stock options to purchase 43,998 shares of Common Stock at $6.75 per share, which are currently exercisable.

Item 11.  Executive Compensation [Continued]

Stock Option Plans

The Company has three stock option plans. In 1993, the Company adopted the 1993 Stock Incentive Plan (the "1993 Plan"), covering an aggregate of 25,000 shares of Common Stock. Options to purchase 20,683 shares of Common Stock were granted at exercise prices of $18.00 as to 9,083 shares, $30.00 as to 2,433 shares and $30.00 as to 9,166 shares. The exercise price of all of such options was reduced to $13.50 per share in February 1995. As of August 31, 1996, options to purchase 1,691 shares had expired unexercised. No options under the 1993 Plan had been exercised. In January 1995, the board of directors adopted the 1995 Stock Incentive Plan (the "1995 Plan"), pursuant to which stock options and stock appreciation rights can be granted with respect to 50,833 shares of Common Stock. At December 31, 1996, options to purchase 48,333 shares of Common Stock were granted pursuant to the 1995 Plan, of which options to purchase 42,500 shares had been exercised and options to purchase 5,833 shares at an exercise price of $3.00 per share were outstanding.

In May 1995, the board of directors adopted, and, in March 1996, the stockholders approved the 1995 Long Term Incentive Plan (the "1995 Incentive Plan"), initially covering 83,333 shares of Common Stock. In April 1996, the board of directors approved, and in November 1996, the stockholders approved, an amendment to the 1995 Incentive Plan which increased the number of shares of Common Stock currently subject to the 1995 Incentive Plan to 415,388 shares. The number of shares of Common Stock subject to the 1995 Incentive Plan automatically increased by 5% of any shares of Common Stock issued by the Company other than shares issued pursuant to the 1995 Incentive Plan.

Awards under the Plans may be made to key employees, including officers, and directors of the Company and its subsidiaries. Members and alternate members of the stock option committee are not eligible for options under the 1995 Incentive Plan, except that the 1995 Incentive Plan provides for the automatic grant to outside directors of non-qualified options to purchase 833 shares on February 1st of each year, commencing February 1, 1996. Messrs. E. Gerald Kay and Norman
J. Hoskin are the directors who qualify as non-management directors under the 1995 Plan. Pursuant to the 1995 Incentive Plan, Messrs. Schiller, Kay and Joel
S. Kanter, who was a director of the Company until February 1997, were non-management directors on February 1, 1996, each received an option to purchase 833 shares of Common Stock at $6.185 per share, and Messrs. Hoskin, Kay, and Kanter, who were nonmanagement directors on February 1, 1997, each received an option to purchase 833 shares of Common Stock at $11.25 per share. The Plans impose no limit on the number of officers and other key employees to whom awards may be made.

The Plans are administered by a committee of at least two disinterested directors appointed by the board (the "Committee"). Any member or alternate member of the Committee shall not be eligible to receive options or stock under the 1995 Incentive Plan (except as to the automatic grant of options to directors) or under any plan of the Company or any of its affiliates. The Committee has broad discretion in determining the persons to whom stock options or other awards are to be granted and the terms and conditions of the award, including the type of award, the exercise price and term and restrictions and forfeiture conditions. If no committee is appointed, the functions of the committee shall be performed by the board of directors. The Compensation
Committee which is presently comprised of Messrs. Edward Bright and Donald Chaifetz administers the stock option plans.

Item 11.  Executive Compensation [Continued].

The Committee has the authority to grant the following types of awards under the 1995 Incentive Plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The 1995 Incentive Plan is designed to provide the Committee with broad discretion to grant incentive stock-based rights. All officers, including Mr.Joseph G. Sicinski, who is also a director, are eligible for awards under the 1995 Incentive Plan.

Tax consequences of awards provided under the 1995 Plan are dependent upon the type of award granted. The grant of incentive or nonqualified stock options does not result in any taxable income to the recipient or deduction to the Company. Upon exercise of a nonqualified stock option, the recipient recognizes income in the amount by which the fair market value on the date of exercise exceeds the exercise price of the option, and the Company receives a corresponding tax deduction. In the case of incentive stock options, no income is recognized to the employee, and no deduction is available to the Company, if the stock issued upon exercise of the option is not transferred within two years from the date of grant or one year from the date of exercise, whichever occurs later. However, the exercise of an incentive stock option may result in additional taxes through the application of the alternative minimum tax. In the event of a sale or other disqualifying transfer of stock issued upon exercise of an incentive stock option, the employee realizes income, and the Company receives a tax deduction, equal to the amount by which the lesser of the fair market value at the date of exercise or the proceeds from the sale exceeds the exercise price. The issuance of stock pursuant to a stock grant results in taxable income to the recipient at the date the rights to the stock become nonforfeitable, and the Company receives a deduction in such amount. However, if the recipient of the award makes an election in accordance with the Internal Revenue Code of 1986, as amended, the amount of his or her income is based on the fair market value on the date of grant rather than the fair market value on the date the rights become nonforfeitable. When compensation is to be recognized by the employee, appropriate arrangements are to be made with respect to the pay- ment of withholding tax.

In August 1995, the Company granted to Mr. Joseph G. Sicinski, president of the Company, a six-year stock option to purchase an aggregate of 41,666 shares of Common Stock pursuant to the 1995 Plan at an exercise price of $12.75 per share, being the fair market value on the date of grant. The option was immediately exercisable as to 7,833 shares of Common Stock and becomes exercisable as to an additional 7,833 shares of Common Stock on each of January 1, 1996, 1997, 1998 and 1999 and becomes exercisable as to the remaining 2,500 shares of Common Stock on January 1, 2000.

In March 1996, the committee granted incentive stock options to purchase an aggregate of 218,333 shares of Common Stock at $6.75 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the Company, who received an option to purchase 133,333 shares of Common Stock, Mr. Lewis S. Schiller, chairman of the board of the Company, who received an option to purchase 25,000 shares of Common Stock, Mr. Glen R. Charles, chief financial officer of the Company, who received an option to purchase 16,666 shares of Common Stock and sixteen other employees who received options to purchase an aggregate of 43,333 shares of Common Stock. In connection with the grant to Mr. Sicinski, he agreed to the cancellation of the previously granted incentive stock options.

Item 11.  Executive Compensation [Continued].

The options granted to Messrs. Schiller and Sicinski have a ten-year term, and the other options have five year terms. Except for the options granted Messrs. Schiller, Sicinski and Charles, all options are immediately exercisable. The options granted to Messrs. Schiller and Charles are immediately exercisable as to 14,666 shares and become exercisable as to the remaining shares on January 1, 1997. The option granted to Mr. Sicinski is immediately exercisable as to 14,666 shares and becomes exercisable cumulatively as to an additional 14,666 shares on January 1 of each year from 1997 to 2004 and becomes exercisable as to the remaining 1,333 shares on January 1,2005. The options granted to Mr. Schiller were cancelled in April, 1998 in connection with his resignation as an officer and director of the Company.

In October 1997, the committee granted incentive stock options to purchase an aggregate of 216,000 shares of Common Stock at $3.875 per share, being the fair market value on the date of grant. Messrs. Schiller, Sicinski, Charles and twenty other employees who received options to purchase 25,000, 90,000, 20,000 and 81,000 shares of Common stock respectively. All options have a five-year term. Except for the options granted to Mr. Sicinski, all options are immediately exercisable. The option granted to Mr. Sicinski is immediately exercisable as to 25,000 shares and becomes exercisable cumulatively as to an additional 25,000 shares on January 1 of each year from 1998 to 1999 and becomes exercisable as to the remaining 15,000 shares on January 1, 2000. The options granted to Mr. Schiller were canceled in April, 1998 in connection with his resignation as an officer and director of the Company.

The following table sets forth information concerning options granted during the year ended December 31, 1997 pursuant to the Company's 1995 Incentive Plan. No SARs were granted.

                        Option Grants in Year Ended December 31, 1997

                                Percent of
                  Number of     Total Options
                  Shares        Granted to
                  Underlying    Employees in   Exercise Price
                  Options       Fiscal Year    Per Share           Expiration
 Name             Granted                                          Date
-----------        ----------    -------------  --------------      ---------
Lewis S. Schiller     25,000         11.5%         $3.875            10/22/03


Joseph G. Sicinski    90,000         41.3%          3.875            10/22/03

All current executive
    officers-2       135,000         62.5%          3.875            10/22/03


All non-officer
    directors          1,666-1        0.8%         11.625             1/31/07

All other employees   81,000         37.2%          3.875            10/22/03

Item 11.  Executive Compensation [Continued].

-------------
1: These options are automatically granted pursuant to the 1995 Incentive Plan.

2: Including Messrs. Schiller and Sicinski.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Set forth below is information as of April 8, 1998 as to each person owning of record or known by the Company, based on information provided to the Company by the persons named below, to own beneficially at least 5% of the Company's Common Stock and for all officers and directors as a group.
                                                       Percent of Outstanding
Name and Address-1                  Shares             Common Stock
--------------------              ----------          -----------------------

SIS Capital Corp.
Consolidated Technology Group Ltd.
160 Broadway
New York, NY 10038                 1,529,994                  40.1%

Joseph G. Sicinski
1393 Veterans Memorial Hwy.
Hauppauge, NY 11788                  468,997-2                 11.7%

Lewis S. Schiller
333 Rector Place
New York, New York 10280             316,668-3                  8.0%

Edward D. Bright
Netsmart Technologies, Inc.
146 Nassau Avenue
Islip, NY 11751                           --                     --

Donald Chaifetz
580 Fifth Avenue
New York, New York 10036                  --                     --

Seymour Richter
160 Broadway, Suite 901
New York, New York 10038                  --                     --

All directors and officers
as a group (two individuals owning
stock, warrants or options)          505,663-2,3,4             12.5%

1 Unless otherwise indicated, each person has the sole voting and sole investment power and direct beneficial ownership of the shares.

2 Represents (a) 274,999 shares of Common Stock owned by Mr. Sicinski, (a) 43,998 shares of Common Stock issuable pursuant to an incentive stock option to the extent that such option is presently exercisable and (b) 150,000 shares issuable upon exercise of a warrant held by Mr. Sicinski.

3 Includes (a) 158,333 shares issuable upon the exercise of warrants held by Mr. Schiller. Does not include 50,000 shares of Common Stock held by DLB, Inc., which is owned by Mr. Schiller's wife. Mr. Schiller disclaims beneficial interest in DLB, Inc. or any securities owned by DLB, Inc.

4 Includes 36,666 shares of Common Stock issuable upon exercise of an incentive stock option held by one other officer.

Item 13.  Certain Relationships and Related Transactions.

The Company has an agreement dated January 1, 1995 with the Trinity Group, Inc., a wholly-owned subsidiary of Consolidated, pursuant to which the Company paid Trinity $10,000 per month during 1997 for management services. Effective February 1, 1998, the monthly payment was increased to $15,000. Neither SISC, Consolidated nor any of their employees, including Mr. Lewis S. Schiller, who was chairman of the board and chief executive officer of the Company until his resignation in April 1998, received any compensation from the Company.

The Company has from time to time made advances to three subsidiaries of SISC which are not owned or controlled by the Company (the "SISC Affiliates"). Such advances were approximately $1.7 million and $1.5 million at December 31, 1997 and 1996 respectively. The amounts outstanding on such dates represent the largest amounts outstanding during the respective periods ending on such dates. The Company cannot estimate whether or when the SISC Affiliates will pay the amounts due the Company because of their lack of available working capital, and, accordingly, are treated as long term receivables. Advances to the SISC
Affiliates may continue. In addition, during 1997, the Company paid the compensation and benefits of certain non-executive employees who perform services for both the Company one of the SISC Affiliates which shared common space with the Company. The amount, which is approximately
$150,000 per annum, is included in the amount due from the SISC Affiliates. As of December 31, 1997, the Company was no longer providing such services. In July 1997, SISC also transferred 85,005 shares of Common Stock to key employees of Consolidated and certain of its subsidiaries, including Ms. Grazyna B. Wnuk, who was then the secretary of the Company, who received 40,834 shares of Common Stock.

In connection with the resignation in April 1998 of Mr. Lewis S. Schiller as an officer and director, Messrs. Norman J. Hoskin and E. Gerald Kay as directors and Ms. Grazyna B. Wnuk as secretary, the Company and such persons exchanged general releases.

The Company holds 1,000 shares of a series of preferred stock of Consolidated, which were issued by Consolidated in September 1995 in connection with the transfer by the Company of stock of WWR to a subsidiary of Consolidated. The shares were issued to the Company in satisfaction of obligations of approximately $2.1 million due by WWR to the Company. At December 31, 1997, such shares of preferred stock were automatically convertible at September 30,2000 into such number of shares of Consolidated's common stock and has a value on such date of $2.1 million. In March 1998, the terms of the preferred stock were amended, with the consent of the Company, to eliminate the provision for an automatic conversion and to provide Consolidated with the right to redeem the preferred stock for $2.1 million and give the Company the right to require Consolidated to redeem the preferred stock for $2.1 million.

In July 1997, SISC sold 258,333 shares of Common Stock to Mr. Sicinski for $1.625 per share, which was the market price on the date of sale. Mr. Sicinski issued his five-year non-recourse promissory note in payment of the shares. In August 1997, SISC transferred to Mr. Sicinski a warrant to purchase 83,334 shares of Common Stock at $7.50 per share. SISC and Mr. Sicinski also canceled, ab initio, an option granted by SISC to Mr. Sicinski to purchase 133,333 shares of Common Stock from SISC at $1.50 per share.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Trans Global Services, Inc. and Subsidiaries

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 1997 and 1996
Consolidated Statements of Operations for the years ended December 31, 1997, 1996, and 1995
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1996, and 1995
Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995

Notes to Financial Statements

(b)     Financial Statement Schedules.
    None

(c)     Exhibits

3.1-1  Restated Certificate of Incorporation.
3.2-1  Certificate of Designation for the Series F Preferred Stock.
3.3-2  By-Laws.
10.1 Employment agreement dated October 15, 1997,, between the Company and Joseph G. Sicinski.
10.2-2 Management services agreement dated January 1, 1995 between Trans
       Global Services, Inc. and The Trinity Group, Inc.
10.3 Amendment dated February 15, 1998 to the management services agreement between the Company and The Trinity Group, Inc.
10.4-3 1995 Long-Term Incentive Plan.
10.5-4 1993 Stock Option Plan.
10.6-4 1995 Incentive Stock Plan.
10.7-2 Agreement dated as of September 30, 1995 between SIS Capital Corp.
       and the Company.
10.8-2 Form of Series A Common Stock Purchase Warrants.
10.9-1 Form of Series D Common Stock Purchase Warrants.
10.10-1 Payment agreement between the Internal Revenue Services and Resource
        Management International, Inc.
10.11-1 Agreement dated February 3, 1995 between the Company and Metro Factors,
        Inc. ("Metro").
10.12-1 Letter agreements dated January 29, 1997 and February 5, 1997 between the Company and Metro.
10.13   Letter agreement dated January 29, 1998, between the Company and Metro.
10.14 Voluntary settlement agreement between Resource Management Corporation, the Secretary of Labor and the court appointed independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan.

Part IV [Continued]


11.1    Computation of loss per share.
21.1-5  Subsidiaries of the Registrant
24.1    Consent of Moore Stephens, P.C.
25.1    Powers of attorney (See Signature Page).
27.1    Financial data schedule.

1 Filed as an exhibit to the Company's registration statement on Form S-1, File No. 333-14289, and incorporated herein by reference.
2 Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
3 Filed as an exhibit to the Company's definitive proxy material for its special meeting of stockholders for November 1996 and incorporated herein by reference.
4 Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 33-73178 and incorporated herein by reference.
5. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996 and incorporated herein by reference.
(d)     Reports on Form 8-K.

None

        SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS GLOBAL SERVICES, INC.


Date: April      , 1997                    By:
                                           Joseph G. Sicinski
                                           President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Lewis S. Schiller and Joseph G. Sicinski or either of them acting in the absence of the others, as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


Signature                              Title                       Date



                         President, Chief Executive            April  , 1998
Joseph G. Sicinski       Officer and Director
                         (Principal Executive Officer)

                         Treasurer and Chief Financial         April  , 1998
Glen R. Charles          Officer (Principal Financial and
                         Accounting Officer)

                         Director                              April  , 1998
Edward D. Bright


                         Director                              April  , 1998
Donald Chaifetz


                         Director                              April  , 1998
Seymour Richter

                        INDEX TO FINANCIAL STATEMENTS


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES                     PAGE

Report of Independent Certified Public Accounts                   F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996      F-4

Consolidated Statements of Operations for the years ended
December 31,  1997, 1996 and 1995                                 F-6

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1997, 1996,and 1995              F-7

Consolidated Statements of Cash Flows for the years ended
December 31,  1997, 1996 and 1995                                 F-9

Notes to Financial Statements                                     F- 12

                      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
March 19, 1998

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     1 9 9 7         1 9 9 6

Assets:
Current Assets:
Cash and Cash Equivalents                    $      328,484    $     56,231
Accounts Receivable - Net                         5,470,353       5,190,056
Loans Receivable - Officer                           47,500          42,500
Deferred Tax Asset-Current Portion                  177,000              --
Prepaid Expenses and Other Current Assets           176,353         230,074
                                                 ----------      ----------
Total Current Assets                              6,199,690       5,518,861
                                                 ----------       ---------
Property and Equipment - Net                        194,513          74,581
                                                 ----------       ---------
Other Assets:
Due from Affiliates                               1,675,955       1,508,502
Customer Lists                                    2,613,564       2,838,535
Goodwill - Net                                      775,545         824,125
Covenant Not-to-Compete                                  --          60,381
Deferred Offering Costs                                  --         151,307
Deferred Acquisition Costs                          160,645              --
Deferred Tax Asset-Non Current                      178,000              --
Other Assets                                         43,232          22,958
Investment in Preferred Stock of Affiliate        2,100,730       2,100,730
                                                 ----------        --------
Total Other Assets                                7,547,671       7,506,538
Total Assets                               $     13,941,874      13,099,980
                                           ================      ==========


See Notes to Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                   1 9 9 7         1 9 9 6

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses          $    591,614      $   283,356
Accrued Income Taxes Payable                         76,357               --
Accrued Payroll and Related Taxes and Expenses    1,416,134        1,784,061
Accrued Payroll Tax Penalties                           -0-           77,000
Voluntary Settlement Agreement                      150,000          300,000
Loans Payable - Asset-Based Lender                3,570,828        3,690,875
Note Payable - Other                                138,230          138,230
                                                  ---------         --------
Total Current Liabilities                         5,943,163        6,273,522
                                                   ---------        --------

Commitments and Contingencies [10]                      --               --
                                                  ---------        --------
Stockholders' Equity:

Common Stock, $.01 Par Value, 50,000,000 Shares
Authorized, Issued and Outstanding [3,819,716 -
December 31, 1997, 3,816,888 - December 31, 1996]   38,197            38,168

Capital in Excess of Par Value                  12,887,851         12,879,380

Deferred Consulting Fees                          (162,601)          (303,473)

Accumulated Deficit                             (4,764,736)        (5,787,617)
                                                ----------          ---------
Total Stockholders' Equity                       7,998,711          6,826,458
                                                ----------           --------
Total Liabilities and Stockholders' Equity     $13,941,874       $ 13,099,980
                                               ===========         ==========

See Notes to Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Y e a r s   e n d e d
                                                D e c e m b e r  31,
                                          1 9 9 7      1 9 9 6     1 9 9 5
Revenues                            $ 75,724,759   $  62,594,051   $ 63,151,995

Cost of Services Provided             69,077,544      57,436,052     59,157,016
                                      ----------      ----------     ----------
Gross Profit                           6,647,215       5,157,999      3,994,979
                                      ----------      ----------     ----------
Operating Expenses:
Selling, General and
Administrative Expenses                 4,791,674      4,396,503      6,358,030
Related Party Administrative Expenses     120,000        120,000         90,000
Amortization - Intangibles                333,995        455,200        455,197
Acquisition Expenses                           --             --        528,578
                                        ---------      ---------        -------
Total Operating Expenses                5,245,669      4,971,703      7,431,805
                                        ---------      ---------      ---------
Operating Profit (Loss)                 1,401,546        186,296     (3,436,826)
                                        ---------      ---------      ---------
Other Income (Expenses):
Interest Expense                         (775,437)      (712,289)      (963,211)
Other Income (Expense)                    121,409        144,743        (12,890)
Settlement Costs                               --       (300,000)            --
                                        ---------       --------        -------
Total Other Expenses - Net               (654,028)      (867,546)      (976,101)
                                        ---------       --------       --------
Income(Loss)From Continuing Operations    747,518       (681,250)    (4,412,927)
                                        ---------      ---------      ---------
Discontinued Operations:
Loss from Discontinued Operations             --              --       (247,076)
Loss on Sale of Discontinued Segment          --              --        (35,742)
                                       ---------       ---------     ----------
Total Discontinued Operations                 --              --       (282,818)
                                       ---------       ---------     ----------
Income(Loss)before Benefit for
 income taxes                            747,518      (  681,250)    (4,695,745)
Benefit for income taxes                 275,363              --             --
                                       ---------        --------      ---------
Net Income (Loss)                     $1,022,881        (681,250)   $(4,695,745)
                                       =========     ===========    ===========
Basic Earnings (Loss) Per Share
 Continuing Operations                $      .27      $ (    .27)   $     (8.35)
 Discontinued Operations                      --              --           (.53)
                                       ---------      ----------     ----------
Net Income (Loss)                     $      .27      $ (    .27)   $     (8.88)

Weighted Average Number of Shares      3,819,574       2,530,495        528,782

Diluted Earnings (Loss) Per Share:
  Incremental Shares from Assumed
  Conversion of Options and Warrants      69,415               0              0
                                       ---------      ----------     ----------

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS [continued]

                                               Y e a r s   e n d e d
                                                D e c e m b e r  31,
                                          1 9 9 7      1 9 9 6     1 9 9 5

Weighted Average Number of
  Shares Assuming Dilution             3,888,989       2,530,495        528,782

Diluted Earnings Per Share
  Continuing Operations                $     .26       $ (   .27)    $   (8.35)
  Discontinued Operations                     --              --         ( .53)
                                       ---------       ---------     ---------
  Net Income (Loss)                    $     .26       $ (   .27)    $   (8.88)



Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Preferred stock $0.01 Par Value Series "A"
Convertible participating Authorized 25,000
shares
Balance - December 31,1994                               25,000        $ 250
Balance - December 31,1995                               25,000          250
Conversion of Series "A"  Preferred Stock
to Common                                               (25,000)        (250)
                                                       --------      -------
Balance - December 31, 1996                                   0            0
                                                       ========      =======
Preferred Stock $.01 Par Value Series
"B" & C"
Convertible Authorized 25,000 shares each
Balance - December 31,1994                               50,000          500
Balance - December 31,1995                               50,000          500
Cancelled in SISC Recapitalization                      (50,000)        (500)
                                                        -------        -----
Balance - December 31,1996                                    0            0
                                                         ======        =====
Preferred stock $.01 Par Value Series "D"
Convertible 6.25% Redeemable Authorized 20,000 shares
Balance - December 31,1994                             20,000            200
Balance - December 31,1995                             20,000            200
Cancelled in SISC Recapitalization                    (20,000)          (200)
                                                      -------          -----
Balance December 31, 1996                                   0          $   0
                                                      =======          =====

Preferred stock $0.01 Par Value Series "E"
Convertible participating Authorized 5,000 shares
Balance - December 31,1994                                 --             --
Issuance of shares of Preferred Stock to Repay Debt     5,000          $  50
                                                       ------          ------
Balance - December 31,1995                              5,000             50
Conversion of shares of Series "E" Preferred
Stock to Common Stock                                  (5,000)         (  50)
                                                       -------          -----
Balance - December 31,1996                                  0              0
                                                       =======         ======




Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Preferred stock $0.01 Par Value Series "F"
Convertible participating Authorized 10,000 shares
Balance - December 31,1994                                 --              --
Balance - December 31,1995                                 --              --
Issued in SISC Recapitialization                       10,000             100
Cancelled on Conversion into Common Stock             (10,000)           (100)
                                                       ------            ----
Balance- December 31, 1996                                  0               0
                                                      =======           ======
Common Stock $.01 Par Value Authorized
50,000,000 shares
Balance - December 31,1994                            100,000           1,000
Issued on Acquisition of Concept                      247,598           2,476
Exercise of Stock Options                             127,833           1,278
Issuance of shares of Common Stock-Private Placement   25,216             252
Issuance of shares of Common Stock-Legend Stock           433               4
Issuance of shares of Common Stock-Regulation S        65,000             650
Issuance of shares of Common Stock-Sirrom Capital         520               5
Exercise of Stock Options                               4,166              42
                                                     ---------          ------
Balance - December 31,1995                            570,766           5,707
Issued on Conversion of Series "A" and "E"
 Preferred Stock                                      353,333           3,533
Issuance of shares of Common Stock -
 Regulation S                                         916,666           9,167
Issuance of shares of Common Stock-
 Sirrom Capital                                         1,040              10
Deferred Issuance of shares of Common Stock
 Related to Acquisition Stock of Concept              123,413           1,234
Deferred Issuance of shares of Common Stock
 Related to Sale of WWR                               176,666           1,767
Issued on Conversion of Series F Preferred
 Stock                                              1,666,666          16,667
Exercise of Common Stock Options                        8,333              83
                                                   ----------         -------
Balance - December 31, 1996                         3,816,883          38,168
Exercise of Common Stock Options                        2,833              29
                                                  -----------        --------
Balance - December 31, 1997                         3,819,716         $38,197

 Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                                    Amounts
Capital in Excess of Par Value
Balance - December 31,1994                                         $1,720,300
Acquisition of Concept                                                980,346
Exercise of Stock Options                                           3,232,758
Issuance of shares of Common Stock-Private Placement                  453,648
Issuance of shares of Common Stock-Legend Stock                           ( 4)
Issuance of shares of Preferred Stock to Repay Debt                   199,950
Issuance of shares of Common Stock-Regulation S                       999,350
Issuance of Below Market Options                                      178,750
Issuance of shares of Common Stock-Sale of WWR                      1,537,000
Acquisition Expenses                                                  528,578
Issuance of shares of Common Stock-Sirrom Capital                      10,525
Exercise of Stock Options                                              24,958
Reverse Merger Costs                                                 (117,854)
Forgiveness of Accrued Interest Prior Years                           111,468
                                                                     --------
Balance - December 31,1995                                          9,859,773
Conversion of Series "A" and "E" Preferred
 Stock to Common                                                      ( 3,233)
Issuance of shares of Common Stock-Regulation S                     2,315,833
Issuance of shares of Common Stock-Sirrom Capital                       9,496
Deferred Issuance of shares of Common Stock related to
Acquisition Stock of Concept                                           (1,234)
Deferred Issuance of shares of Common Stock related to
 Sale of WWR                                                          ( 1,767)
SISC Recapitalization                                                 750,600
Expiration of Below Market Options                                   (138,125)
Issuance of Below Market Options                                       79,687
Conversion of Series F Preferred Stock to Common                      (16,567)
Exercise of Common Stock Option                                        24,917
                                                                     --------
Balance - December 31,1996                                         12,879,380
Exercise of Common Stock Options                                        8,471
                                                                   ----------
Balance - December 31, 1997                                        12,887,851
                                                                   ==========
Accumulated Deficit

Balance - December 31, 1996                                        (5,787,617)
Net Income                                                          1,022,881
                                                                    ---------
Balance - December 31, 1997                                       $(4,764,736)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     AMOUNT
Deferred Charges
Balance - December 31, 1994                                      $         --
Exercise of Stock Options                                          (2,543,536)
Issuance of Below Market Options                                     (178,750)
Amortization of Deferred Consulting Costs                           2,213,774
                                                                    ---------
Balance - December 31, 1995                                          (508,512)
Amortization of Deferred Consulting Costs                             230,108
Expiration of Below Market Options                                    138,125
Issuance of Below Market Options                                     ( 79,687)
Recapture of Amortization on Expired Below
 Market Options                                                      ( 83,507)
                                                                    ---------
Balance - December 31, 1996                                         ( 303,473)
Amortization of Deferred Consulting Costs                             140,872
                                                                     --------
Balance - December 31, 1997                                         ( 162,601)
                                                                 ============
Total Stockholders' Equity
Balance - December 31, 1994                                         1,311,628
Acquisition of Concept                                                982,822
Exercise of Stock Options                                             690,500
Issuance of shares of Common Stock-Private Placement                  453,900
Issuance of shares of Preferred Stock to Repay Debt                   200,000
Issuance of shares of Common Stock-Regulation S                     1,000,000
Issuance of shares of Common Stock-Sale of WWR                      1,537,000
Amortization of Deferred Consulting Costs                           2,213,774
Acquisition Expenses                                                  528,578
Issuance of shares of Common Stock-Sirrom Capital                      10,530
Exercise of Stock Options                                              25,000
Reverse Merger Costs                                                 (117,854)
Forgiveness of Accrued Interest Prior Years                           111,468
Net (Loss) for the Year Ended December 31, 1995                    (4,695,745)
                                                                    ---------
Balance - December 31, 1995                                         4,251,601
Issuance of shares of Common Stock-Regulation S                     2,325,000
Issuance of shares of Common Stock-Sirrom Capital                       9,506
SISC Recapitalization                                                 750,000
Amortization Deferred Consulting Costs                                230,108
Recapture of Amortization on Expired Below
 Market Options                                                       (83,507)
Exercise of Common Stock Options                                       25,000
Net (Loss) for the Year Ended December 31,1996                       (681,250)
                                                                      -------
Balance - December 31, 1996                                         6,826,458
Exercise of Common Stock Options                                        8,500
Amortization of Deferred Consulting Costs                             140,872
Net Income for the Year Ended December 31, 1997                     1,022,881
                                                                     --------
Balance - December 31, 1997                                       $ 7,998,711
                                                                    =========

                                       F10

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Y e a r s   e n d e d
                                                 D e c e m b e r  31,
                                           1 9 9 7         1 9 9 6       1 9 9 5

Operating Activities:
Income (Loss) from Continuing Operations  $1,022,881   $(681,250)   $(4,412,927)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided By (Used in)
 Continuing Operations:
  Depreciation and Amortization              385,351     477,160        466,817
 Provision for Doubtful Accounts                  --          --         67,363
  Charges from Option Exercise               140,872     230,108      2,213,774
 Deferred Offering Costs                     320,245          --             --
 Deferred Income Taxes                      (178,000)         --             --
Recapture of Amortization on
  Expired Below Market Options                    --     (83,507)            --
  Settlement Costs                                --     300,000             --
  Non-Cash Expenses Related to
   Trans Global Transaction                       --          --        528,578
  Common Stock Issued for Services
   Rendered                                       --          --         10,530
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Accounts Receivable-Net                  (280,297)   (320,940)       473,305
   Inventories                                    --          --         55,226
   Loan Receivable - Officer                (  5,000)    (20,000)       (22,500)
   Deferred Tax Asset-Current Portion       (177,000)         --             --
   Prepaid Expenses and Other
    Current Assets                            53,721    (149,108)       (84,852)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                 308,258    (267,738)      (544,981)
  Accrued Payroll and Related
    Taxes and Expenses                      (367,927)     28,376      1,076,504
  Accrued Payroll Tax Penalties             ( 77,000)   (623,000)       700,000
  Accrued Income Taxes Payable                76,357          --             --
  Accrued Voluntary Settlement Agreement    (150,000)         --             --
                                           ---------   ----------      --------
Total Adjustments                             49,580    (428,649)     4,939,764
                                           ---------  ----------     ----------
Net Cash - Provided by (Used in)
  Continuing Operations                    1,072,461  (1,109,899)       526,837
                                          ----------   ---------     ----------

Net Cash - Used in Discontinued Operations        --          --        (97,170)
                                         -----------  ----------      --------
Net Cash - Provided by (Used in)
 Operating Activities   -Forward         $ 1,072,461 $(1,109,899)     $ 429,667
See Notes to Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Y e a r s   e n d e d
                                                  D e c e m b e r  31,
                                          1 9 9 7        1 9 9 6       1 9 9 5

Net Cash - Provided by (Used in)
 Operating Activities Forwarded     $1,072,461     $ (1,109,899)   $ 429,667
Investing Activities:
 Capital Expenditures                 (171,288)         (55,536)    (110,384)
 Deferred Acquisition Costs           (160,645)              --           --
 Cash of Merged Company                     --               --      504,210
 Advances  to Affiliates              (167,453)        (274,074)    (791,105)
 Other, net                           ( 20,337)           2,116     ( 46,600)
                                    -----------      ---------       --------
Net Cash - Used in Investing
 Activities                           (519,723)        (327,494)    (443,879)
                                    -----------      ---------      ---------
Financing Activities:
 Net(Payments to) Advances from
  Asset-Based Lender                  (120,047)         12,173      (340,459)
Repayment of Long-Term Debt                 --              --      (125,201)
 Repayment of Subordinated Debt             --        (700,000)     (800,000)
 Payments to Affiliates                     --        (176,832)     (201,471)
 Deferred Offering Costs              (168,938)       (151,307)           --
 Issuance of shares of Common Stock         --       2,334,506     1,453,900
 Expenses Related to Merged Company         --              --      (117,154)
 Exercise of Stock Options               8,500          25,000       715,500
 Cash Overdraft                             --              --      (360,306)
 Repayment of Note Payable                  --         (60,513)           --
                                      ---------     ----------         ------
Net Cash - (Used in) Provided by
 Financing Activities                 (280,485)      1,283,027       224,809
Net Increase (Decrease)in Cash and
 Cash Equivalents                      272,253       (154,366)       210,597
Cash and Cash Equivalents
  - Beginning of Year                   56,231        210,597             --
Cash and Cash Equivalents
  - End of Year                     $  328,484     $   56,231    $   210,597
                                    ===========    ===========     ==========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                         $  775,437     $  712,289    $   909,200
   Income Taxes                     $       --     $       --    $        --


See Notes to Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During the year ended December 31, 1996, the Company had the following:

Issued preferred stock and warrants to an affiliate and reduced amounts owed to such affiliate by $750,000 plus accrued interest. A stock option granted in 1995 expired without having been exercised as to 85,000 shares. This resulted in a recapture of $83,507 of amortization expense. Additional stock options were granted and non-cash deferred charges of $79,687 were incurred which will be amortized over the 2 year life of the option.

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



See Notes to Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[1] Basis of Presentation

Trans Global Services, Inc. ("the Company"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc. , formerly known as ARC Acquisition Group, Inc.["Holdings"] and Resource Management International,Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States. The principal stockholder of the Company is SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group Ltd. ["Consolidated"], a publicly held company.

On May 8, 1995, the Company acquired all of the issued and outstanding capital stock of TGS Services, Inc., ["Trans Global"] and issued (a) 1,000,000 shares of Common Stock, (b) shares of a series of preferred stock that, upon the filing of a certificate of amendment to the Company's certificate of incorporation increasing the authorized Common Stock, were converted into 2,000,0000 shares of Common Stock, (c) shares of two series of preferred stock which were convertible into an aggregate of 2,500,000 shares of Common Stock if certain levels of net income before income taxes for 1995 and 1996 were attained and (d) shares of a series of preferred stock which were not convertible, but which had an aggregate redemption price of approximately $1.7 million, and was payable from 50% of the net proceeds received by the Company from the sale of equity securities. None of such preferred stock was outstanding at December 31, 1997 or 1996 [See Notes 7 and 15].Trans Global was formed by SISC in January 1995, to hold the stock of Holdings which was acquired by SISC in December 1993, and RMI, which was formed by SISC to acquire assets of Job Shop Technical Services in November 1994. The transactions by which the Company acquired the stock of Trans Global is referred to as the "Trans Global Transaction."

The Trans Global Transaction was accounted for as a reverse merger, with Trans Global being the surviving company. In accounting for the reverse merger, the equity of Trans Global, as the surviving corporation, and Concept Technologies Group, Ltd., which, when referred to as the acquired corporation, is referred to as "Concept," was recapitalized as of March 31, 1995. The recapitalization included the reclassification of Concept's accumulated deficit of $11,060,479 as a reduction of capital in excess of par value-common stock and the reclassification of Trans Global's March 31, 1995 preferred stock and common stock to capital in excess of par value-common stock.

The Company's principal business [the "Concept business"] prior to the Trans Global Transaction was the ownership and operation of WWR Technology, Inc. ["WWR"], which conducted the Klipsch professional loudspeaker business, which has been discontinued.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

As of September 30, 1995, the Company sold all of the issued and outstanding shares of capital stock of WWR to an affiliate, SISC, in consideration for which SISC released the Company from its obligations with respect to a $275,000 advance made to the Company and WWR in order to enable WWR to pay an outstanding debenture. As part of the transaction, the Company issued to SISC 176,666 shares of Common Stock. WWR had, at the time of the transaction, a deficiency in stockholders' equity of approximately $1.4 million. Among WWR's liabilities was approximately $2.1 million payable to the Company, which, based upon WWR's historical and current cash flow, would not likely be paid in the near future. This payable was satisfied by Consolidated, the parent of SISC, through the issuance of 1,000 shares, of a newly-created series of Series G 2% Cumulative Convertible Preferred Stock, (" Series G Preferred Stock"), which automatically converts on September 30, 2000 into such number of shares of Consolidated's common stock as has a value equaling $2.1 million. In April 1998, Consolidated amended its certificate of incorporation, with the consent of the Company as the sole holder of the Series G Preferred Stock, to change the rights, preferences and privileges of the holders of the Series G Preferred Stock. As a result of such amendment, the conversion provisions were terminated and the Series G Preferred Stock became subject to redemption at the option of either Consolidated or the holders of the Series G Preferred Stock at an aggregate redemption price of $2.1 million. The Series G Preferred Stock is reflected on the balance sheet as Investment in Preferred Stock of Affiliate based on the redemption price of the shares.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The 1997, 1996 and 1995 consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries, Holdings and RMI. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1997 and 1996.

Prepaid Expenses and Other Current Assets - Prepaid expenses primarily consist of approximately $144,000 and $173,000 of prepaid insurance at December 31, 1997 and 1996, respectively.

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

Offering Costs- Deferred offering costs of $ 169,000 and $151,000 were incurred in 1997 and 1996 with respect to a proposed public offering which was not completed in 1997. These costs have been expensed to selling, general and administrative in 1997.

Deferred Acquisition Costs - Deferred acquisition costs represent legal, accounting and other costs associated with the consummation of business acquisitions by the Company. When such acquisitions are consummated, these costs will be added to other costs incurred in the acquisition of such businesses. If such acquisitions are not completed in the near term, these costs will be expensed.

Revenue Recognition - The Company records revenue as services are provided.

Stock Options and Similar Equity Instruments - On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards ["SFAS"] No. 123, "Accounting for Stock-Based Compensation," for stock options and similar equity instruments [collectively, "Options"] issued to employees, however, the Company will continue to apply the intrinsic value based method of accounting for options issued to employees prescribed by Accounting Principles Board ["APB"] Opinion No. 25, "Accounting for Stock Issued to Employees" rather than the fair value based method of accounting prescribed by SFAS No.123. SFAS No. 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non- employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Income Taxes - The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share- Earnings per share of Common Stock reflects the weighted average number of shares outstanding for each year. On June 20, 1997, the Company effected a one-for-six reverse split in its Common Stock. All share and per share information in these financial statements gives effect, retroactively, to such reverse split. The Financial Accounting Standards Board has issued Statement of Financial Accounting standard ("SFAS") No.128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the year ended December 31, 1997, have been calculated in accordance with SFAS No. 128. Prior years' earnings per share data have been recalculated as necessary to conform to prior years' data to SFAS No.128.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

SFAS No. 128 supercedes Accounting Principles Board Opinion No.15, "Earnings Per Share", and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No.128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share (i.e., increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

[2] Summary of Significant Accounting Policies [Continued]

Securities that could potentially dilute earnings per share in the future are disclosed in Notes 15 and 16.

Impairment - The Company reviews certain long-term assets, including goodwill and other intangibles to determine whether their carrying value has become impaired, pursuant to guidance established in Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of." [See Note 5]

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities and does not require its customers to collateralize their payables to the Company. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. For each of the years ended December 31, 1997 and 1996, a significant portion of the Company's receivables were derived from three customers [See Note 13].

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in excess of the federally insured limit in financial institutions for the payment of payroll costs. Such amounts are reduced below the federally insured limit as payroll checks are presented for payment. Such reduction generally occurs over three to four business days. At December 31, 1997, the Company had amounts on deposit with two financial institutions which exceeded the federally insured limit by approximately $400,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

[3] Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at December 31, 1997 and 1996. The Company finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availability of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed.

The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.50% at December 31, 1997 plus 2% and a fee of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At December 31, 1997 and 1996, the total amount advanced by the asset-based lender was $3,570,828 and $3,690,875. The weighted average interest rate on this short-term borrowing outstanding for the years ended December 31, 1997 and 1996 was approximately 10.50% and 10.25%, respectively. The agreement with its asset-based lender continues through December 31, 1998. The Company is currently seeking alternative financing sources. However, no assurance can be given that the Company can or will be able to obtain an alternate financing source by December 31, 1998,, the failure of which could have a material adverse effect upon the Company in the near term.

[4] Property and Equipment

Property and equipment at December 31, 1997 and 1996  is as follows:

                                             1 9 9 7        1 9 9 6
Equipment                                    $ 349,701     $ 288,337
Furniture and Fixtures                         189,134       171,770
Leasehold Improvements                          93,602         1,039
                                               -------       -------
Totals - At Cost                               632,437       461,146
Less: Accumulated Depreciation                 437,924       386,565
                                               -------       -------
Totals                                         194,513     $  74,581

Depreciation expense charged to operations was $51,359 in 1997, $22,160 in 1996 and $11,820 in 1995.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[5] Intangibles

The Company acquired its subsidiaries [See Note 2] during 1994. As part of the purchase agreements, the Company acquired customer lists, a restrictive covenant and goodwill. The intangible assets acquired and the related amortization on the straight-line method are summarized as follows:

                                               Accumulated Amortization      Net of Amortization
                 Life                               December 31,                 December 31,
                 Years    Cost                     1997        1996            1997       1996

Customer Lists    15   $3,374,477            $  760,913    $535,942         $2,613,564    $2,838,535
Goodwill          20   $  971,623            $  196,078    $147,498         $  775,545    $  824,125
Covenants
Not-to-Compete     5   $  907,257            $  907,257    $846,876         $   60,381    $   60,381

Goodwill represents the excess of the acquisition costs over the fair value of net assets of business acquired. Amortization expense is calculated on a straight-line basis over twenty years. Other intangibles are Customer Lists and Covenants Not-to-Compete. Customer Lists represent listings of customers obtained through acquisitions to which the Company can market its services. Customer Lists are recorded at cost and are amortized on a straight- line basis over the estimated useful life of fifteen years. Covenants Not-to- Compete are non-compete agreements signed with employees of acquired companies and are amortized on a straight line basis over the five year lives of such agreements. These agreements were fully amortized in 1997. The Company reviews Goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. If the review indicates impairment, the Company will incur a charge against operations to the extent that carrying value exceeds fair value. Management has determined that fair value exceeds carrying value as of December 31, 1997.

[6]  Subordinated  Debt

The Company, having been delinquent in filing certain payroll taxes during the quarter ended March 31, 1996, entered into an agreement later that year with the Internal Revenue Service ["IRS"] to pay those taxes, interest and penalties in installments. At December 31, 1997 all taxes, interest and penalties had been paid in full and the Company was current with regard to all taxes. The Company is in the process of contesting the penalties and is seeking to recover the amount paid.

The Company, as part of its acquisition of assets of Job Shop, agreed to assume a certain debt for delinquent taxes owed by Job Shop to the IRS. The total outstanding amount of the debt was $2,000,000, of which $500,000 was paid at the closing of the acquisition of such Job Shop assets. The remaining $1,500,000 was payable in 15 monthly installments of $100,000 commencing May 31, 1995. This obligation was paid in 1996.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[7] Related Party Transactions

Trans Global was organized by SISC in January 1995 to hold all of the stock of Holdings, which was acquired by SISC in December 1993, and RMI, which was was formed by SISC to acquire assets of Job Shop in November 1994. At the time of the organization of Trans Global, Trans Global issued to SISC, in consideration for the shares of Consolidated common stock issued in connection with the acquisitions of Holdings and Job Shop assets, shares of a redeemable preferred stock. Trans Global also issued to SISC warrants to purchase shares of its common stock. The Trans Global stock and warrants were issued to SISC in consideration for the transfer of the stock of Holdings and RMI and the advances made by SISC. In connection with the organization of Trans Global, Trans Global also issued a 3.4% interest to the president of TGS, in exchange for certain rights he had with respect to the stock of Holdings. Also in connection with the organization of Trans Global, SISC transferred a 5% interest in its common stock and warrants in Trans Global to DLB, Inc. ["DLB"] in exchange for DLB's 10% interest in Avionics. DLB is owned by the wife of the chairman of the board and chief executive officer of the Company, however, the chairman dislaims beneficial ownership in DLB or any securities owned by DLB.

Pursuant to the Trans Global Transaction [See Note 1], the Company issued to SISC, the president of the Company and DLB, who were the stockholders of Trans Global, in exchange for the common stock, preferred stock and warrants of Trans Global, an aggregate of (a) 166,666 shares of Common Stock, (b) 25,000 shares of Series A Convertible Participating Preferred Stock ["Series A Preferred Stock"],
(c) 25,000 shares each of Series B and C Preferred Stock which were convertible into an aggregate of 416,666 shares of Common Stock if certain levels of income before income taxes are attained, and (d) 20,000 shares of Series D 6.25% Redeemable Cumulative Preferred Stock ["Series D Preferred Stock"], which were not convertible, but which had an aggregate redemption price of approximately $1.7 million.

Additionally with respect to the Trans Global Transaction, the Company issued two-year warrants to purchase an aggregate of 83,333 shares of Common Stock at $21.00 per share. As a result of the March 1996 amendment to the Company's certificate of incorporation increasing the authorized Common Stock, the 25,000 shares of Series A Convertible Preferred Stock were automatically converted into 333,333 shares of Common Stock. The former stockholders of Trans Global have certain registration rights with respect to securities issued pursuant to the Trans Global Transaction.

In connection with the sale of WWR to an affiliate of SISC, the Company issued to SISC 176,666 shares of Common Stock. In connection with such transaction, WWR satisfied its obligation to pay approximately $2.1 million due to the Company through the issuance of preferred stock of Consolidated, the parent of SISC [See
Note 1].

The Company has a management services agreement with a wholly-owned subsidiary of Consolidated pursuant to which the Company paid a monthly fee of $10,000 through January 1998. Commencing February 1998 such fee was increased to $15,000 through March 2000.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

At June 30, 1995, SISC converted $200,000 of the Company's obligations to SISC into 5,000 shares of Series E Preferred Stock. In March 1996, as a result of amendment to the Company's certificate of incorporation increasing its authorized common stock, the 5,000 shares of Series E Preferred Stock was automatically converted into 20,000 shares of Common Stock.

SISC advanced approximately $1,100,000 to the Company as of July, 1996. Pursuant to an exchange [the "SISC Recapitalization"], the Company issued to SISC 9,900 shares of Series F Preferred Stock and warrants to purchase 533,333 shares of Common Stock at $7.50 per share in exchange for the cancellation of $750,000 principal amount of the Company's debt to SISC and all of the shares of Series B, C, and D Preferred Stock owned by SISC, including accrued dividends due on the Series D Preferred Stock. As part of the SISC Recapitalization, the Company issued 100 shares of Series F Preferred Stock to DLB, which owned 5% of the Series B and C Preferred Stock. The 10,000 shares of Series F Preferred Stock were converted into 1,666,666 shares of Common Stock in October and December 1996. As a result of the SISC Recapitalization, the Company's obligations to SISC was reduced to $300,000, which was paid in 1996.

In April 1996, the Company issued to its directors warrants to purchase an aggregate of 283,333 shares of Common Stock at $7.50 per share. The warrants which are the same as those issued to SISC pursuant to the SISC Recapitalization, expire on April 1, 2001 and provide the holders with certain registration rights. In connection with the issuance of such warrants, the obligation of the Company to issue to two directors warrants to purchase an aggregate of 25,000 shares at $21.00 per share was terminated.

In July 1997, SISC sold 258,333 shares of Common Stock to Mr. Sicinski for $1.625 per share, which was the market price on the date of sale. Mr. Sicinski issued his five-year non-recourse promissory note in payment of the shares. In August 1997, SISC transferred to Mr. Sicinski a warrant to purchase 83,334 shares of Common Stock at $7.50 per share. SISC and Mr. Sicinski also canceled, ab initio, an option granted by SISC to Mr. Sicinski to purchase 133,333 shares of Common Stock from SISC at $1.50 per share.

The Company has from time to time made advances to three subsidiaries of SISC [the "SISC Subsidiaries"] which are not owned or controlled by the Company. The aggregate amount of such advances outstanding on December 31, 1997 and 1996 was $1,676,000 and $1,509,000, respectively. The amounts outstanding on such dates represent the largest amounts outstanding during the respective years. Advances to the SISC Subsidiaries may continue. The Company has accounted for interest income from these subsidiaries of $130,000, $106,000 and $43,000 for the three years ended December 31, 1997, 1996 and 1995 respectively.

[8] Notes Payable

Other - At December 31, 1997 and 1996, a note payable to former stockholders of an acquired subsidiary due September 1996 with interest at 7% remained outstanding. The payment of principal and interest on this note has been suspended pending the outcome of the Government Printing Office contingency [See
Note 11].

The  weighted  average   interest  rate  on  the  above  short-term   borrowings
outstanding as of December 31, 1997 and 1996 was approximately 7.4% and 7.75%, respectively.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMEN

[9] Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1997 and 1996 are as follows:

                                                     December 31,
                                                   1997        1996

Deferred Tax Liabilities                        $      --      $      --
                                                  -------      ---------
Deferred Tax Assets:
 Allowance for Doubtful Accounts not
  Currently Deductible                             25,000         25,000
 Net Operating Loss Carryforwards               1,482,000      2,200,000
                                                ---------      ---------
Totals                                          1,507,000      2,225,000

Valuation Allowance                             1,152,000      2,225,000
                                                ---------      ---------
Net Deferred Tax Asset                            355,000             --
Net Deferred Tax Asset - Current Portion          177,000             --
                                                ---------      ---------
Net Deferred Tax Asset - Non Current           $  178,000      $      --
                                               ==========      =========


The Company has recorded a net deferred tax asset of $355,000 at December 31, 1997. The realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The Company's deferred tax asset valuation allowance was $1,152,000 and $2,225,000 as of December 31, 1997 and 1996, respectively. The valuation allowance represents the tax effects of net operating loss carryforwards and other temporary differences which the Company does not expect to realize. The (decrease) increase in the valuation allowance of $(1,073,000) and $300,000 for the years ended December 31, 1997 and 1996 is comprised of the following:

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[9] Income Taxes [continued]

                                               1997               1996
                                               ----               ----
Net Operating Loss Carryforwards           $(1,073,000)       $  300,000

The current and deferred income tax components of the provision [benefit] for income taxes consist of the following:
                                       Years ended  December 31,
                                   1997           1996          1995
                                   ----          -----         -----

Current:
 Federal                           $       --       $     --      $     --
 State                                 79,637             --            --
                                      -------       --------      --------
Totals                             $   79,637       $     --      $     --

Deferred:
 Federal                             (277,610)            --            --
 State                               ( 77,390)            --            --
                                     ---------      --------      --------
Totals                             $ (355,000)      $     --      $     --
                                   ----------       --------      --------
Totals                             $ (275,363)      $     --      $     --
                                   ==========       ========      ========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                               Years Ended December 31,
                                            1997            1996        1995
                                            ----            ----        ----
Federal Statutory Rate                       34%             (34%)      (34%)

State Income Taxes, net of
 federal tax                                  7%              --         --

Federal tax benefit of net operating
 loss carryforwards                         (30%)             --         --

(Decrease )Increase in valuation allowance  (48%)             34%        34%
                                            -----            -----      -----
Effective tax rate                          (37%)             --         --
                                            =====            =====      =====


TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The following summarizes the operating loss carryforwards by year of expiration:

                  Amount                 Expiration Date
                   358,000               December 31, 2008
                 1,067,000               December 31, 2009
                 2,281,000               December 31, 2010
                 ---------
                 3,706,000

[10] Commitments

The Company leases office space and several office machines under operating leases which expire in 2002. The following is an analysis of future minimum lease commitments as of December 31, 1997:

1998                    213,717
1999                    145,121
2000                    112,670
2001                    111,563
2002                     18,750
                       --------
Total           $       601,821

Rent expense amounted to $211,503, $174,312 and $141,684 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by the Company. Mr. Corace was the president of Job Shop Technical Services, Inc., from which RMI purchased assets in November 1994. The Company believes that the action is without merit, will vigorously contest this matter and has filed counterclaims against Mr. Corace.

TRANS GLOBAL SERVICES,INC.
NOTES TO FINANCIAL STATEMENTS

Due to the uncertainties in the legal process it is reasonably possible that management's view of the outcomes of the above matters may change in the near term.

[12] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted Statement of Financial Accounting Standards ["SFAS"] No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences or realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1997 and 1996:
                                  Carrying Amount              Fair Value
                                   December 31,               December 31,
                               1 9 9 7      1 9 9 6     1 9 9 7      1 9 9 6

Investment Preferred Stock of
 Affiliate                    $2,100,730  $2,100,730   $2,100,730  $2,100,730
Debt Maturing Within One Year $3,859,058  $4,129,105   $3,859,058  $4,129,105


For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The investment in preferred stock of affiliate is based upon the fair value of the guarantee of fair value issued by such affiliate.

[13] Economic Dependency

In 1997,  three  customers  of the  Company,  accounted  for  approximately  $20 million, $15 million and $13 million respectively of revenue. Accounts receivable of $2,700,000 were due from these customers collectively at December 31, 1997. Three customers of the Company, accounted for approximately $16 million, $13 million and $9 million respectively, of the revenue for 1996.
Accounts receivable of approximately $2,850,000 were due from these customers collectively at December 31, 1996. These same three customers accounted for $20 million, $9 million and $6 million respectively of revenue for 1995.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[14] Employment  and Management Contracts

In October 1997, the President of Trans Global entered into a five-year employment agreement, pursuant to which he receives annual compensation of $260,000 subject to an annual cost of living increase. In addition, he is entitled to an annual bonus of not less than 5% of the net income before tax and all non-cash adjustments and expenses, including charges and fees paid to Consolidated Technology Group, Ltd., its subsidiary and associated companies, for TGS and its wholly or partially owned subsidiaries, currently owned and acquired during the terms of the Agreement provided that such annual bonus shall not exceed 200% of his annual salary. This Agreement supercedes his employment agreement of September 1996.

In January 1995, the Company entered into a consulting agreement through March 31, 2000 with the Trinity Group, Inc. ["Trinity"], a wholly owned subsidiary of Consolidated. Trinity is engaged in the business of providing management services to businesses and has been providing such services to the Company on an ongoing basis. Trinity is receiving monthly compensation at the rate of $10,000 per month. On February 1, 1998, the Company agreed to increase the monthly fee to $15,000 per month.

[15] Stockholders Equity

At December 31, 1997, the authorized capital stock of the Company consisted of 20,000,000 shares of Preferred Stock, par value $.01 per share, and 50,000,000 shares of Common Stock, par value $.01 per share. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

At December 31, 1997 and 1996, there were no shares of any series of Preferred Stock outstanding.

See Note 7 in connection with (a) the issuance of securities in connection with the Trans Global Transaction, (b) the issuance of shares of Common Stock in connection with the sale of WWR, (c) the SISC Recapitalization and (d) the issuance of warrants to directors of the Company.

In May 1995, contemporaneously with the Trans Global Transaction, the Company issued in a private placement 151,300 units for $3.00 per unit or an aggregate of $453,900. Net proceeds from such offering were $428,300. Each unit consisted of one sixth of one share of Common Stock and a warrant to purchase one half share of Common Stock at $21.00 per share. The warrants are exercisable for 45 days after the effective date of a registration statement which includes such warrants.

In connection with the Trans Global Transaction, the Company issued an aggregate of 35,913 shares of Common Stock and warrants to purchase an aggregate of 17,956 shares of Common Stock at $21.00 per share in exchange for the agreement of certain holders of restricted securities to a lock-up with respect to such shares. The warrants expire in May 1997. Entities which may be affiliated with a former director received 30,180 shares of Common Stock and warrants to purchase 15,090 shares.

Also in connection with the Trans Global Transaction, the Company issued 20,833 shares of Common Stock to an investment banking firm as a finders' fee.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL SERVICES.

At December 31, 1996, there were also outstanding warrants to purchase 94,540 shares of Common Stock at $42.00 per share, which were issued in connection with the Company's February 1994 initial public offering and expired in May 1997, and warrants to purchase an aggregate of 49,285 shares of Common Stock at prices ranging from $12.00 per share to $50.70 per share, of which warrants to purchase an aggregate of 20,014 shares are held by entities who may be affiliated with a former director of the Company.

A summary of warrant activity is as follows:

                               1997                  1996                 1995
                               Weighted              Weighted           Weighted
                               Average               Average            Average
                               Exercise              Exercise           Exercise
                    Shares     Price       Shares    Price     Shares   Price

Outstand-Beginning
 of Years           1,137,434  $13.92      320,767   $30.26    143,827  $41.64

Granted or Sold
 during the years          --      --      816,667     7.50    176,940   21.00

Cancelled during
 the years                 --      --           --       --         --      --

Expired during
 the years            224,075  (32.51)          --       --         --      --

Exercised during
 the years                 --      --           --       --         --      --

Outstanding-
 End of Years         913,359    9.36    1,137,434    13.92     320,767  30.26
                      =======    ====    =========    =====     =======  =====
Exercisable -
 End of Years         837,109    8.31    1,061,784    13.41     245,117  33.11
                      =======    ====    =========    =====     =======  =====

The following table summarizes warrant information as of December 31, 1997

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

  7.50                      816,669          3.3 Years            7.50
 21.00                       75,650            (A)               21.00
 50.70                        9,166          1.2 Years           50.70
 39.00                        8,333           .9 Years           39.00
 12.00                        3,541           .7 Years           12.00
                              -----           --                 -----
                            913,359          3.1 Years            9.36

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

(A) Registration is assumed to be completed December 31, 1998

[15]  Stockholders Equity [Continued]

On January 2, 1996 and July 26, 1996, the Company sold 83,333 shares of common stock and 833,333 shares of common stock pursuant to Regulation S of the Securities Act of 1933 and received net proceeds of $375,000 and $2,000,000, respectively.

Non-Employee Directors, Consultants and Advisors Stock Plan - During the year ended December 31, 1995, the Company authorized a stock option plan for Non-Employee Directors, Consultants and Advisors to provide compensation for services rendered to the Company in lieu of cash payments. At various times, the Company has registered and granted shares pursuant to the plan. During the year ended December 31, 1995, 127,833 shares were granted and exercised, at an average price of $5.40 per share, resulting in $2,543,536 of deferred charge costs computed as follows:

Shares                                                           127,833
Value of Stock at Date of Grant [Weighted Average]      $       25.29885
                                                          ----------------
                                                               3,234,036
Exercise Price                                                  (690,500)
                                                         ----------------
Total Charges Deferred at the Time of Exercise          $      2,543,536
                                                         ================
In accordance with the agreements relating to the various parties involved, amortization of the deferred portion in the amount of $140,872, $101,000 and $2,213,774 was charged to income from operations for the years ended December 31, 1997, 1996 and 1995, respectively. The unamortized deferred consulting expense is recorded in the equity section of the balance sheet. Such deferred charges are being amortized over four years, based on the terms of the related contracts.

Below Market Stock Options - On August 14, 1995, an option was granted under the Company's 1995 stock incentive plan [See Note 16] to a consultant to purchase 18,333 shares of common stock, at a price of $6.00 per share. The market value of the stock at the date of grant was $15.75 per share. The deferred charges amount to:

Shares                                                      18,333
Value of Stock at Date of Grant                      $       15.75
                                                     -------------
                                                           288,750
Exercise Price                                             110,000
                                                     -------------
Total Charges Deferred at the  Time of Exercise      $     178,750
                                                     =============

The option was exercised as to 4,166 shares on October 9, 1995. Such exercise was made by a reduction in the Company's indebtedness to SISC. This option expired on August 14, 1996 with 14,166 shares unexercised. It was replaced with a new grant to purchase 14,166 shares at $3.00 per share with an expiration date of August 13, 1998. The market value of the stock at the date of grant was $8.625. The deferred charges amount to:

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Shares                                                     14,166
Value of Stock at Date of Grant                      $      8.625
                                                     ------------
                                                          122,188
Exercise Price                                             42,500
                                                     ------------
Total Charges Deferred at the Time of Exercise       $     79,688
                                                     ============
The option was exercised as to 11,166 shares of the 14,166 shares as of
December 31, 1997.

[16] Stock Option Plans

The Company has three stock option plans. In 1993, the Company adopted the 1993 Stock Incentive Plan [the "1993 Plan"], covering an aggregate of 25,000 shares of Common Stock. Options to purchase 20,683 shares of Common Stock were granted at exercise prices of $18.00 as to 9,083 shares, $30.00 as to 2,433 shares and $30.00 as to 9,166 shares. The exercise price of all of such options was reduced to $13.50 per share in February 1995. As of August 31, 1995, options to purchase 1,691 shares had expired unexercised. No options under the 1993 Plan had been exercised. In January 1995, the board of directors adopted the 1995 Stock Incentive plan [the "1995 Plan"], pursuant to which stock options and stock appreciation rights can be granted with respect to 50,833 shares of Common Stock. At August 31,1995, options to purchase 48,333 shares of Common Stock were granted pursuant to the 1995 Plan, of which options to purchase 34,166 shares were exercised and options to purchase 14,166 shares at an exercise price of $6.00 per share were outstanding. In May 1995, the board of directors adopted, and, in March 1996, the stockholders approved the 1995 Long Term Incentive Plan [the "1995 Incentive Plan"], initially covering 83,333 shares of Common Stock.

In April and November 1996, the board of directors and stockholders approved an amendment to the 1995 Incentive Plan which increased the number of shares of Common Stock currently subject to the 1995 Incentive Plan to 415,388 shares. The number of shares of Common Stock subject to the 1995 Incentive Plan automatically increases by 5% of any shares of Common Stock issued by the Company other than shares issued pursuant to the 1995 Incentive Plan. In August 1995, the Company granted to an officer six-year incentive stock options to purchase an aggregate of 41,666 shares of Common Stock pursuant to the 1995 Incentive Plan at an exercise price of $12.75 per share, being the fair market value on the date of grant. The option is immediately exercisable as to 7,833 shares of Common Stock and becomes exercisable as to an additional 7,833 shares of Common Stock on each of January 1, 1996, 1997, 1998 and 1999 and becomes exercisable as to the remaining 2,500 shares of Common Stock on January 1, 2000.

In April 1996, the Company issued to each of Messrs. Lewis S. Schiller and Joseph G. Sicinski a warrant to purchase 66,666 shares of Common Stock at $7.50 per share and to each of Messrs. E. Gerald Kay, Joel S. Kanter and Norman J. Hoskin, a warrant to purchase 50,000 shares of Common Stock at $7.50 per share. In connection with such grants, Messrs. Kay and Kanter agreed to waive the right to receive previously authorized warrants, which had not been issued.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

In April 1996, the committee granted stock options to purchase an aggregate of 218,333 shares of common stock at $6.75 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the Company, who received an option to purchase 133,333 shares of common stock, Mr. Lewis S. Schiller, former chairman of the board of the Company, who received an option to purchase 25,000 shares of common stock, one other officer, who received an option to purchase 16,666 shares of common stock, and sixteen other employees who received options to purchase an aggregate of 43,333 shares of common stock. In connection with the grant to Mr. Sicinski, he agreed to the cancellation of the previously granted incentive stock options. The option granted to Messrs. Schiller and Sicinski have a ten year term, and the other options have five year terms [See Note 15].

In October 1997, the committee granted incentive stock options to purchase an aggregate of 216,000 shares of common stock at $3.875 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the Company, who received an option to purchase 90,000 shares of common stock, Mr. Lewis S. Schiller, chairman of the board of the Company, who received an option to purchase 25,000 shares of common stock, one other officer, who received an option to purchase 20,000 shares of common stock and twenty other employees who received options to purchase an aggregate of 81,000 shares of common stock. All options have a 5 year term.

No compensation cost was recognized for stock-based employee awards.

A summary of the activity under the Company's stock option plans is as follows:
                             1993 Plan       1995 Plan       1995 Incentive Plan

Options Outstanding
  - January 1, 1995          20,683              --                     --

Granted                          --          48,333                 41,666
Exercised                        --        ( 34,166)                    --
Expired                     ( 1,691)             --                     --
                            --------       ---------               -------
Options Outstanding
  - December 31, 1995        18,992          14,167                 41,666
Granted                          --          14,167                220,833
Exercised                        --         ( 8,333)                    --
Canceled                         --         (14,167)              ( 41,666)
                           --------        ---------             ---------

A summary of the activity under the Company's stock option plans (continued)

                             1993 Plan       1995 Plan       1995 Incentive Plan

Options Outstanding
  - December 31, 1996        18,992           5,833                220,833
                           ========        =========            ==========
Granted                          --              --                216,000
Exercised                        --              --                     --
Canceled                         --              --                     --

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Options Exercisable
  - December 31, 1997        18,992           5,833                436,833
                           ========        =========            ==========
Weighted Average Exercise
    Price                 $   13.50       $    5.28            $      5.33

Weighted Average Remaining
   Contractual Life       $    2.16 years $  2.08 years        $      6.42 years

1997 Information

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $538,460, $1,724,000 and $393,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and the Company's net loss and net loss per share would have been as follows:

                                                 Years ended
                                                 December 31,
                                       1 9 9 7       1 9 9 6       1 9 9 5

Net Income/(Loss) as Reported         $1,022,881    $  (681,250)  $(4,695,745)
                                      =========     ===========   ===========
Pro Forma Net Loss                    $  484,421    $(2,405,250)  $(5,088,745)
                                      =========     ===========   ===========
Basic Earnings (Loss)
 Per Share as Reported                $    .268     $      (.27)  $    ($8.88)
                                      =========     ===========   ===========
Pro Forma Net Earnings Per Share      $    .127     $      (.95)  $    ($9.62)
                                      =========     ===========   ===========
The fair value of options and warrants [See Note 15] at date of grant was estimated using the fair value based method with the following weighted average assumptions:
                                            1997   1996    1995
Expected Life [Years]                        5        2       2
Interest Rate                              6.0%     5.8%     60%
Annual Rate of Dividends                     0%       0%      0%
Volatility                               87.61%    84.0%   83.9%

The weighted average fair value of options at date of grant using the fair value based method during 1997, 1996, and 1995 is estimated at $2.79, $1.22 and $.73, respectively.

[17] Employment Benefit Plans

On November 22, 1994, the Company adopted a Qualified Retirement Plan under the Internal Revenue Code. The Plan requires employees to complete 3 months of service and attain the age of twenty one. The employer does not make any contributions to the plan.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[18] Discontinued Segment

During the year ended December 31, 1995, the Company disposed of a segment of the business that was unrelated to its present line. The revenues generated by that segment amounted to $1.5 million. The loss relating to the discontinued operations was $247,000.
[19] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Financial Accounting Standards ("SFAS") No.130, "Reporting Comprehensive Income." SFAS No. 130 is effective for fiscal year's beginning after December 15, 1997. Earlier application is permitted. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Company.

The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. SFAS No. 131 is not expected to have a material impact on the Company.

(20)  Subsequent Events

In April 1998, Mr. Lewis S. Schiller, who was chairman of the board, chief executive officer and a director of Consolidated, the Company and other subsidiaries of Consolidated, resigned as an officer and director of Consolidated and each of its present subsidiaries, including the Company. Messrs. Norman J. Hoskin and E. Gerald Kay, who were directors of Consolidated, the Company and other subsidiaries of Consolidated, resigned as directors of Consolidated and such subsidiaries, including the Company. Contemporaneously with the effectiveness of such resignations, Messrs. Edward D. Bright, Seymour Richter and Donald Chaifetz were elected as directors to fill the vacancies created by the resignation of Messrs. Schiller, Hoskin and Kay. Messrs. Bright, Richter and Chaifetz were also elected as directors of Consolidated.

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
                           EXECUTIVE EMPLOYMENT AGREEMENT


AGREEMENT made this 15th day of October 1997, by and among TRANS GLOBAL SERVICES, INC., (TGS) and its subsidiary companies, Avionics Research Corporation, Avionics Research Corporation of Fl., and Resource Management International, Inc., collectively referred to as TGS (hereinafter referred to as TGS) and Joseph G. Sicinski (hereinafter referred to as the ("Executive').

Whereas, TGS desires to retain the employ of the Executive as the President and Chief Operating Officer of TGS and Executive is willing to perform the service hereafter described upon the terms and conditions hereinafter set forth;

Now, therefore, it is mutually agreed as follows:

1.0 TERM:

The Company (TGS) hereby retains the employ of the Executive for a period of five (5) years commencing as of the date of this Agreement and expires September 15, 2002.

2.0     DUTIES:

2.1 The Executive shall have the title of President and Chief Operating Officer of TGS.

2.2 The Executive shall have and exercise such duties, responsibilities, privileges, powers, and authority as are established by statute, as are set forth in TGS by-laws and corporate minutes and as may be assigned to him by TGS's Board of Directors; provided that such duties are reasonably consistent with the Executive's education, experience and background.

2.3 The Executive agrees to devote substantially all of his business time, attention, skill and efforts to the business conducted by TGS. The Executive shall report to the Board of Directors of TGS. 2.4 As a condition of the employment of the Executive pursuant to this Agreement, TGS agrees that all decisions relating to distributions or dividends or other major expenditures must be approved by the Executive as well as by a majority of the Board of Directors of TGS.

2.5 At all times during the term of this Agreement, the Executive shall perform his designated duties at TGS offices located in the county of Suffolk in the State of New York.

3.0 COMPENSATION:

In consideration for the Executive entering into and executing this Agreement and for providing services hereunder, the Executive shall be entitled to receive the following compensation plus such additional increases in salary, compensation or benefits as the Board of Directors may direct:

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 2

3.1 A Minimum base annual salary of $ 260,000 per year payable in equal weekly installments and shall increase annually by the greater of 5% or the increase in cost of living index.

3.2 In addition to the base salary and annual increases set forth herein, the Executive shall be entitled to an annual bonus of not less than 5% of the net income before tax and all non-cash adjustments and expenses including charges and fees paid to Consolidated Technology Group, Ltd., its subsidiary and associated companies, for TGS and its wholly or partially owned subsidiaries, currently owned and acquired during the terms of this Agreement provided that such annual bonus shall not exceed 200% of Executive's gross income.

3.3    REIMBURSEMENT OF ENPENSES:

The Executive is authorized to incur reasonable expenses for performing his duties pursuant to this Agreement and TGS shall reimburse him for all actual expenses, including entertainment, travel and other miscellaneous expenses reasonably incurred in promoting the business of TGS and in performing his duties as described herein.

3.4    VACATION:

The Executive shall be entitled to annual vacation time with full pay in accordance with the TGS's policies but not less than four (4) weeks per year, which shall be accrued if not utilized in full.

3.5 The Executive shall be provided with a company automobile. Said compensation shall be made by payment of monthly lease or car loan payment, insurance, gas, service and maintenance costs. At the end of the lease or loan period and at the discretion of TGS, the car will be transferred to the Executive at a fair and reasonable market value or lease buy back value or at the option of TGS will lease or finance another new car comparable to the initial car provided under this provision.

4.0    BENEFITS:

4.1 Nothing contained in this Agreement shall be construed to impair or limit the Executive's rights to participate in all employee benefit plans of TGS of every nature, and he shall , in fact, be entitled to participate in and be a member of all such benefits plans in proportion to his total compensation hereunder. "Benefit plans " shall include:
                    Holidays
                    Life Insurance
                    Hospitalization
                    Medical and Major Medical (family)
                    Dental insurance (family)
                    Stock option (s)
                    Stock purchase or bonus plans
                    Retirement programs

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 3

4.2     SPECIAL LIFE INSURANCE:

TGS shall maintain at its expense a life insurance policy upon the life of the Executive in the face amount of $2,000,000; half of which is payable to TGS ($1,000,000) and the remaining ($1,000,000) payable to such beneficiary as the Executive shall designate from time to time, in writing, and in the absence of such designation to his estate. Such insurance may be part of such group insurance as TGS maintains for the benefit of salaried employees generally of the rank and status of the Executive.

5.0     TERMINATION AND SEVERANCE:

5.1 Nothing herein is intended to prohibit TGS from terminating this Agreement for serious and willful misconduct on the part of the Executive, provided, that in the event that the Executive's employment is terminated for cause by TGS, nevertheless the Executive shall be entitled to receive such benefits under TGS's employee benefit plans, in which he is a participant, or as are provided by this Agreement.

5.2 If the employee shall become totally and permanently disabled and is unable to work by reason of temporary or permanent disability, TGS will continue his base salary for the full term of this Agreement at the rate as provided above inclusive of all bonuses and incentives, including full payment of medical and life insurance for the full term of this Agreement.

5.3 If during the term of this Agreement, TGS's Board of Directors appoints a person other than the Executive to the position of President currently held by the Executive at TGS, or to a position with similar duties, powers and responsibilities, the Executive shall have the night to retire from full-service from TGS and to render only such part-time consulting and advisory services as TGS may reasonably request. Any such services and the conditions under which they shall be performed shall be fully in keeping with the position or positions the Executive held under this Agreement. The Executive shall continue to be entitled to receive the full compensation provided for in this Agreement including salary, bonuses and benefits for the full term of this Agreement.

5.4  Termination  at  will.  The  Board  of  Directors  may  not  terminate  the
Executive's   employment   by  TGS  or   diminish   his   duties,   powers   and
responsibilities pursuant to this Agreement without cause as set forth herein.

5.5 Any dispute or difference of opinion between the Executive and TGS as to the latter's right to terminate this Agreement shall be submitted to and determined by arbitration in accordance with the provisions of Section 7.4 hereof set forth below. TGS shall notify the Executive of said actions in writing and provide at least 30 days to remedy such failures.

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 4

5.6 Non-Curable Termination For Cause: Executive's employment with TGS may be terminated "immediately" for cause if the Executive is determined to (1) repeatedly have acted dishonestly or engaged in deliberate misconduct; (2)
repeatedly breached a fiduciary trust for the purpose of gaining personal profit; (3) repeatedly neglected to perform customary duties of his position after 30 days due written notice of said omission from the President or Board of Directors; or (4) have been convicted of the commission of a felony.

In the event of termination, the President or Board of Directors is required to give 10 days notice in writing to the Executive, by certified or registered mail, mailed to the Executive's last known address and the same notice by ordinary mail or courier to the Executive's principal office at TGS.

6.0    NOTICE OF CHANGE (S) AND/OR REVISIONS(S):

Any notice, request or other communication required or permitted pursuant to this Agreement shall be in writing and shall be deemed dully given when received by the party to whom it shall be deemed dully given when received by the party to whom it shall be given or three days after being mailed by certified, registered or express mail, postage prepaid, address as follows:

                  If to the Company:
                  TRANS GLOBAL SERVICES, INC.
                  1393 Veterans Memorial Highway
                  Hauppauge, New York 11788

                  If to the Executive:
                  Joseph G. Sicinski
                  3 8 Woodhollow Rd.
                  Great River, N.Y. 11739

Any party may change the address to which communications are to be mailed given notice of such change on the manner provided above.

7.0    SPECIAL TERMS AND CONDITIONS:

7.1 The Board of Directors of TGS reserves the right to increase the compensations and benefits specified in this contract at any time hereafter and no such increase (s) or adjustments(s) shall operate as cancellation of this Agreement but merely as an amendment hereto.

7.2    REORGANIZATION:

If the Company shall at any time be merged or consolidated substantially all assets of TGS are transferred to another corporation or entity, the provisions of this Agreement shall survive any such transaction and shall be binding upon and inure to the benefit of the corporation resulting from such merger or consolidation.

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 5

7.3 Nothing herein contained shall in any manner modify, imperil or affect existing or future rights or interests of the Executive to receive any employee benefits to which he would otherwise be entitled or as a participant in the present or any future incentive, profit-sharing or bonus plan of TGS providing for his participation, or in any present or future stock option plan of TGS, to the extent such plans are applicable generally to salaried employees, it being understood and agreed that the rights and interests of the Executive to any employee benefits or as a participant or beneficiary in or under any or all said plans, respectively, shall not be adversely affected hereby.

7.4 ARBITRATION:

Any controversy or claim arising under this Agreement shall be settled by binding arbitration in accordance with Rules of the American Arbitration Association then in effect, and such arbitration shall be held either 'in Nassau or Suffolk County. This shall be the exclusive remedy for the violation of either party of the terms of this Agreement. The controversy or claim shall be submitted to three arbitrators, one of whom shall be chosen by TGS, one of whom shall be chosen by the Executive, and the third of whom shall be chosen by the two so selected. The party desiring arbitration shall give written notice to the other party of its desire to arbitrate the particular matter 'in question, naming the arbitrator selected by it. If the other party shall fail within a period of 15 days after such notice shall have been given to reply in writing naming the arbitrator selected by it, then the party not in default may appoint an arbitrator to fill the place so remaining vacant. The decision of any two of the arbitrators shall be final and binding upon the parties hereto and shall be delivered in writing, signed in triplicate by the concurring arbitrators to each of the parties hereto. Judgment upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

8.0    MISCELLANEOUS:

8.1 This Agreement shall become effective as of the day and date first above written.

8.2 The heading or captions of sections or paragraphs are used for convenience of reference merely and shall be ignored in the interpretation hereof

8.3 As used herein, terms such as "herein:, "hereof', "hereto" and similar language shall be interpreted to refer to this entire 'instrument as not merely the paragraph or sentence in which they appear, unless so limited by express language.

8.4 Neither this Agreement nor any of his rights hereunder may be assigned by the Executive without the written consent of TGS unless specifically identified in this Agreement.

8.5 In the event of a suit or claim against the Executive arising out of his corporate duties, TGS will provide and pay for legal counsel approved by the Executive, and hold the Executive harmless and indemnify the Executive for any and all costs, fees, suits, judgments and settlements arising therein.

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 6


IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto on the day and date first above written:

Trans Global Services, Inc.
Avionics Research Corporation
Avionics Research Corporation of Fl.
Resource Management International, Inc.



by:        ______________________________________
         LEWIS S. SCHILLER, Chief Executive Officer



by:        ______________________________________
         Joseph G. Sicinski, Executive

EXHIBIT 10.3
Amendment dated February 15, 1998 to the management services agreement between the Company and The Trinity Group, Inc.


                         The Trinity Group, Inc.
                            160 Broadway
                        New York, New York 10038

                                                    February 15, 1998

Trans Global Services, Inc.
1393 Veterans Memorial Highway
Hauppauge, NY 11788

                                            Re: Management Services Agreement

Gentlemen:

This will confirm our agreement and understanding that, effective with the month of February 1998, the monthly fee payable by Trans Global Services, Inc., a Delaware corporation (the ACompany@), pursuant to the Management Services Agreement dated January 1, 1995 between the Company and The Trinity Group, Inc. will increase to $15,000. This amendment supersedes and terminates the amendment dated as of January 1, 1997 to the Management Services Agreement.

                                              THE TRINITY GROUP, INC.



By:
                                              Lewis S. Schiller, CEO

AGREED TO:

TRANS GLOBAL SERVICES, INC.


By:
     Joseph G. Sicinski, President

EXHIBIT 10.13
Letter agreement dated January 29, 1998, between the Company and Metro.

                            METRO FINANCIAL SERVICES
                              Walnut Glen Tower
                       8144 Walnut Hill Lane, Suite 1099
                            Dallas, Texas 75231-4316


January 29, 1998

VIA FAX: (516) 724-0039

Resource Management International, Inc.
1393 Veterans Memorial Highway
Hauppauge, New York 11788-3025

Attention:  Mr. Glenn Charles, CFO

Dear Glenn:

Please be advised that Resource Management International, Inc.'s present financial agreement with us has been approved for continuation through the earlier of the closing of refinancing through the Bank of Tokyo or December 31, 1998. We appreciate the opportunity to work with you all these years and look forward to working with you through this time of transition.

As always, your professional courtesy and cooperation are sincerely appreciated.


Very truly yours,


Richard G. Worthy
President


RGW:njw

EXHIBIT 10.14
Voluntary settlement agreement between Resource Management Corporation, the Secretary of Labor and the court appointed independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan.

IN RE: JOB SHOP TECHNICAL SERVICES, INC.
 407(k) PROFIT SHARING PLAN

VOLUNTARY SETTLEMENT AGREEMENT RESOURCE MANAGEMENT INTERNATIONAL INC.("Resource Management formerly known as ITS MANAGEMENT CORP. ("ITS"), ROBERT B. REICH, Secretary of Labor, United States Department of Labor, ("the Secretary") , and JOHN BRASLOW, Court appointed Independent Trtstee of the JOB SHOP TECHNICAL SERVICES INC. 401(K) PROFIT SHARING PLAN ("Job Shop 401(k) Plan"), agree as follows:

WHEREAS, on August 19, 1994 ITS purchased all the assets of JOB SHOP TECHNICAL SERVICES, INC. ("Job Shop"), Plan Sponsor of the Job Shop 401(k) Plan, and at the time of said purchase Job Shop had failed to forward monies withheld from employees paychecks for contribution to the Job Shop 401(k) Plan, and;

WHEREAS, the Secretary and John Braslow have asserted claims against Resource Management relating to the August 19, 1994 purchase by ITS of the assets of Job Shop arising under Title I of the Employee Retirement Income Security Act of 1974, as amended, ("ERISA") , 29 U.S.C. 1001, et seq., and based on theories of successor corporate liability, and;

WHEREAS, the parties desire to resolve all potential disputes over these questions without resort to further administrative or legal proceedings.

NOW, THEREFORE, it is mutually agreed between the Secretary, John Braslow, on behalf of the Job Shop 401 (k) Plan, and Resource Management, that:

1. Resource Management, without admitting or denying any violation of ERISA, the Secretary, and John Braslow, on behalf of the Job Shop 401(k)Plan, agree to this settlement as a full and complete resolution of all claims that have been, or could be, asserted by the Secretary or John Braslow on behalf of the Job Shop 401(k) Plan arising out of the August 19, 1994 purchase by ITS of the assets of Job Shop. The Secretary of Labor and the Independent Trustee agree that they will not resort to administrative, or other legal proceedings against Resource Management with respect to these issues.

2. This settlement is not binding on any government agency other than the United States Department of Labor.

3. Resource Management shall pay to the Job Shop 401(k) Plan the principal amount of $300,000.00. Such payment shall be made in a Lump sum on or before March 31, 1997. In the event however that the public offering of stock by Resource Management is not completed, in accordance with the terms of the offering, on or before March 31, 1997, Resource Management shall pay the principal amount of $300,000.00 in 18 monthly installments, with interest accruing on the balance of the principal due, beginning on April 1, 1997 at a rate equal to the post judgment interest rate that would be applicable if this were a judgment under 28 U.S.C. 1961.

The first installment of $16,666.78 is due and payable on April 1, 1997. The remaining seventeen installments of $16,666.66 in principal, plus interest, are due on the first day of each month thereafter, continuing until all payments are made. Resource Management may pre-pay any installment.

EXHIBIT 10.14
Voluntary settlement agreement between Resource Management Corporation, the Secretary of Labor and the court appointed independent trustee of the Job Shop Technical Services, Inc. 401(k) Plan.


4. In the event that Resource Management defaults in the payment of any amount due under this Settlement Agreement, and fails to correct said default within 20 days of the mailing by the Independent Trustee or his successor, of written notice of such default, the entire principal amount remaining to be paid under this Settlement Agreement shall become due and payable immediately and the Independent Trustee may take whatever steps are necessary to exercise the Plan's rights with respect to this agreement.

5. Resource Management shall provide the Secretary with notice of each payment made to the Job Shop 401 (k) Plan under the terms of this Settlement Agreement by mailing a copy of proof of each such payment to John E. Wehrum, Regional Director, Pension Welfare Benefits Administration, 1633 Broadway, Room 226, New York, New York 10019.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE

                                           Years ended December 31,
                                       1997             1996              1995

Average shares outstanding          3,819,574         2,530,495         528,782

Dilutive effect of stock
 options and warrants computed
 by use of treasury stock
 method                                69,415                 0               0

Computation of Earnings Per
 Share=Net Income/Average
 common and common share
 equivalent shares                  1,022,881          (681,252)     (4,695,745)
outstanding                         3,888.989         2,530,495         528,782
                                    ---------         ---------         -------
Earnings Per Share                       0.26             (0.27)          (8.88)


