Form 10-Q
period 1998-03-31
TRANS GLOBAL SERVICES INC
filed 1998-05-13
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1998         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of May 1, 1998: 3,819,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                     Page No.
                                                                 ---------

Balance Sheets as of March 31, 1998 and December 31, 1997              4

Consolidated Statements of Operations-
Three Months Ended March 31, 1998 and March 31, 1997                   5

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 1998 and March 31, 1997.                  6-7


Notes to Consolidated Financial Statements                             8-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           10-11

Part 11  Other Information


Item 6. Exhibit 11 Calculation of Earnings per Share                   12

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               March 31          December 31,
                                                 1998                 1997
                                              (Unaudited)
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    381,887        $   328,484
  Accounts Receivable- Net                      6,402,867          5,470,353
  Loans Receivable-Officer                         47,500             47,500
  Deferred Tax Asset -Current Portion             177,000            177,000
  Prepaid Expenses and Other Current Assets       185,195            176,353
                                                ---------          ---------
Total Current Assets                            7,194,449          6,199,690
                                                ---------          ---------
  Property and Equipment-Net                      191,209            194,513
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,699,299          1,675,955
  Customer Lists                                2,557,325          2,613,564
  Goodwill, Net                                   763,400            775,545
  Deferred Acquisition Costs                      160,645            160,645
  Deferred Tax Asset-Non Current                  178,000            178,000
  Other Assets                                     40,628             43,232
  Investment in Preferred Stock of Affiliate    2,100,730          2,100,730
                                                ---------          ---------
             Total  Other Assets                7,500,027          7,547,671
                                                ---------          ---------
             Total Assets                    $ 14,885,685      $  13,941,874
                                               ==========         ==========



See Notes to Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                         March 31, 1998       December 31,1997
                                           (Unaudited)

Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses   $    526,186         $     591,614
  Accrued Income Taxes Payable                     -0-                76,357
  Accrued Payroll and Related Taxes and
    Expenses                                 2,622,589             1,416,134
  Voluntary Settlement Agreement               100,000               150,000
  Loans Payable, Asset-Based Lender          3,543,853             3,570,828
  Note Payable- Other                          138,230               138,230
                                               ---------             ---------
             Total Current Liabilities       6,930,858             5,943,163
                                             ---------             ---------

Commitments and contingencies [4]                  --                    --
                                             ---------              --------
  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 50,000,000
     Shares Authorized, Issued and
     Outstanding [3,819,716- March 31,1998
     and December 31, 1997]                     38,197                38,197

    Capital in Excess of Par Value          12,887,851            12,887,851

    Deferred Consulting Fees                  (121,951)             (162,601)

    Accumulated Deficit                     (4,849,270)           (4,764,736)
                                           -----------            ----------
    Total Stockholders' Equity               7,954,827             7,998,711

    Total Liabilities and
     Stockholders Equity                  $ 14,885,685          $ 13,941,874
                                            ==========            ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       1998           1997

Revenues                                          $ 18,488,508   $ 19,249,424

Cost of Services Provided                           17,024,711     17,832,243
                                                    ----------     ----------
Gross Profit                                         1,463,797      1,417,181

Selling, General and Administrative                  1,272,176      1,218,021
Related Party Administrative Expenses                   40,000         30,000
Amortization of Intangibles                             68,387        113,800
                                                     ---------      ---------
Total Operating Expenses                             1,380,563      1,361,821

Operating Profit                                        83,234         55,360

Other Income (Expenses):
  Interest Expense                                    (183,329)      (185,795)
  Other Income                                          15,560         33,610
                                                      --------       --------
Total Other Expenses- Net                             (167,769)      (152,185)
                                                     ---------      ---------

Net Loss                                           $  ( 84,535)    $ ( 96,825)
                                                    ==========      =========


Basic Loss Per Share
  Net Loss                                         $ (    .02)    $ (    .03)
                                                      --------       --------

Weighted Average Number of Shares                   3,819,716      3,819,123

Diluted Loss Per Share:
  Incremental Shares from Assumed Conversion
   of Options and Warrants                             65,461            -0-
                                                     --------       --------

Weighted Average Number of Shares
  Assuming Dilution                                 3,885,177      3,819,123

Diluted Loss Per Share:
  Net Loss                                          $ (   .02)     $ (   .03)




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                         Three Months
                                                        Ended March 31,
                                                        1998          1997
Operating Activities:
 Loss from Continuing Operations                  $  (84,535)       $ ( 96,825)
 Adjustments to Reconcile Net Loss
 to Net Cash Provided by Operating
 Activities:
    Depreciation and Amortization                      86,358           123,208
    Charges from Option Exercise                       40,650            35,218

Change in Assets and Liabilities:
(Increase) Decrease in Assets:
 Receivables                                         (932,514)         (499,258)
 Loans Receivable - Officer                               -0-          (  5,000)
 Prepaid Expenses and Other Current Assets           (  8,842)           55,658
Increase (Decrease) in Liabilities:
 Accounts Payable and Accrued Expenses               ( 65,428)          214,480
 Accrued Payroll  and Related Taxes and Expenses    1,206,455           908,985
 Accrued Payroll Tax Penalties                            -0-            83,424
 Accrued Income Taxes Payable                        ( 76,357)              -0-
 Accrued Voluntary Settlement Agreement              ( 50,000)              -0-
                                                     ---------         ---------
    Total Adjustments                                 200,322           916,715
                                                    ---------        ---------
Net Cash Provided by Operating Activities             115,787           819,890


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
-----------------------------------------------------------------------------

                                                        THREE MONTHS
                                                        Ended March 31,
                                                     1998          1997

Net Cash - Provided by
 Operating Activities Forwarded                  $  115,787       $  819 890
Investing Activities:
 Capital Expenditures                             (  14,669)        ( 18,353)
 Interest on Advances to Affiliates               (  23,344)        (118,878)
 Other, net                                           2,604         ( 18,324)
                                                 ----------        ---------
Net Cash - Used in Investing Activities           (  35,409)        (155,555)
                                                 -----------        ---------
Financing Activities:
 Net Payments to Asset-Based Lender               (  26,975)        (136,168)
 Issuance of shares of Common Stock                      --         (115,144)
 Exercise of Stock Options                               --            8,500

                                                  ---------       ----------
Net Cash - Used in Financing Activities           (  26,975)        (242,812)
Net Increase in Cash and Cash Equivalents            53,403          421,523
Cash and Cash Equivalents - Beginning of Year       328,484           56,231
Cash and Cash Equivalents - End of Year          $  381,887        $ 477,754
                                                ==========        ==========
Supplemental Disclosures of Cash
  Flow Information:
  Cash Paid For:
   Interest                                      $  183,329        $ 185,795
   Income Taxes                                  $   76,357        $

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
(1) Basis of Presentation

Trans Global Services, Inc, a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc. ["Holdings"], and Resource Management International, Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States. The principal stockholder of the Company is SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group Ltd. ["Consolidated"], a publicly held company.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1997. The results of operations for the three months ended March 31,1998 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

[3]  Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at March 31, 1998 and December 31, 1997. The Company finances a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements have a maximum availability of funds of $5,500,000. Funds can be advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to the base lending rate of an agreed upon bank, which was 8.50% at March 31, 1998 and at December 31, 1997 plus 2% and a fee of .3% of the receivables financed. The asset-based lender has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At March 31, 1998 and December 31, 1997 the total amount advanced by the asset- based lender was $3,543,853 and $3,570,828 respectively. The weighted average interest rate on this short-term borrowing outstanding as of March 31, 1998 and December 31, 1997 was approximately 10.50%.

On April 28, 1998 the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. As a result of this agreement, the Company terminated its lending agreement with its asset-based lender.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended March 31, 1998 and 1997

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business will be dependent upon its ability to generate sufficient revenues to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs, principally its interest. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Company's cost of services is greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1998, Social Security taxes are payable on the first $68,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

The Company had revenue of $18.5 million for the three months ended March 31, 1998 (the "March 1998 period"), reflecting a 4% decrease form revenue of $19.2 million for the three months ended March 31, 1997 (the "March 1997 period"). This decline in revenue reflects a reduction by the Company of business generating a lower gross margin, which was partially offset by revenue from other clients. During the March 1998 and 1997 periods, approximately 77% and 81%, respectively, of revenue was generated from its five largest customers, which were the same both periods.

The Company's gross margin for the March 1998 period was 7.9%, compared to 7.4% for the March 1997 period, resulting from both increased business generating a higher gross margin and reduced business generating a lower gross margin.

Selling, general and administrative expenses for the March 1998 period, exclusive of related party expenses, remained at approximately the same level as it did for the March 1997 period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

The Company has been financing its payroll obligation by borrowing from a non-affiliated asset-based lender at an interest rate of 2% in excess of prime. The Company also pays a fee of .30% of the face amount of the invoices financed, regardless of the amount borrowed against the invoice. The borrowings are secured by a security interest in all of the Company's assets. At March 31, 1998, such borrowings from the asset-based lender were approximately $3.5 million. The interest rate (exclusive of the fee) payable by the Company at March 31, 1998 and 1997 was 10.50%. During the March 1998 period, interest expense was $183,000, 1% less than the amount for the March 1997 period.

On April 23, 1998, the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime  plus  3/4% with a  maximum  availability  of $7.5  million.  The  Company terminated its lending agreement with its previous lender. The Company anticipates that the credit agreement with Citizens will enable it to significantly reduce its interest costs.


Amortization of customer lists and other intangible assets was reduced by 40% during the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due to certain intangible assets related to Avionics Research Holding having been fully amortized during 1997.


The Company had a net loss of $85,000, or $.02 per share, for the three months ended March 31, 1998, as compared with a net loss of $97,999, or $.03 per share, for the comparable period a year earlier. This loss can be attributed to the greater cost of services during this period, when federal social security taxes and state unemployment insurance and related taxes, which are based on specific levels of compensation are due.


Liquidity and  Capital Resources

As of March 31, 1998, the Company had working capital of approximately $264,000. The most significant current asset at March 31, 1998 is the Company's accounts receivables, which were $6.4 million, which were offset by payroll and related expenses of $2.6 million, and $3.5 million due to the Company's asset-based lender for loans incurred to enable the Company to meet its prior payroll obligations. The payroll and related taxes and expenses relates primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of April 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]


In April 1998, the Company entered into a secured credit agreement with Citizens. Pursuant to the credit agreement, the Company can borrow up to 85% of the amount of its qualified accounts receivable at an interest rate of prime
plus 3/4%,  with  a  maximum   availability  of  $7.5  million.  The  Company's
obligations to Citizens are secured by a lien on substantially all of the Company's assets. As a result of this agreement, Trans Global was able to terminate its lending agreement with its asset-based lender. The Company believes that the agreement with Citizens will enable it to significantly reduce its interest costs.

During 1997 and the first quarter of 1998, the Company has relied primarily on its cash flow from operations and financing from its asset-based lender to fund its operations. However, the Company believes that unless the Company can improve its working capital, it may be unable either to increase its revenue from certain major clients or attract other clients that require the Company to have greater working capital.

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

Forward Looking Statements

Statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in this Form 10-Q, the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and in other documents filed by the Company with the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     10.1 Credit Agreement dated as of April 23, 1998 between Trans Global Services, Inc. and its subsidiaries, TGS Services, Inc. Avionics Research
Holdings, Inc., Resource Management International, Inc., Avionics Research Corporation, and Avionics Research Corporation of Florida, as co-borrowers, and Citizens Business Credit Company, a division of Citizens Leasing Corporation, with the form of note, pledge agreement and security agreement.

     (b)  Reports on Form 8-K.

 No reports on Form 8-K were filed during the quarter ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  May  13   ,1998                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  May  13    ,1998                      Glen R. Charles
                                            (Chief Financial Officer)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY

                                CREDIT AGREEMENT


Agreement made as of April 23, 1998 between TRANS GLOBAL, SERVICES, INC., a Delaware corporation (hereinafter referred to as the "Company"); TGS SERVICES, INC., a Delaware corporation ("TGS"); AVIONICS RESEARCH HOLDINGS, INC., a New York corporation ("Holdings"); RESOURCE MANAGEMENT INTERNATIONAL, INC., a Delaware corporation ("IMI"); AVIONICS RESEARCH CORPORATION, a New York corporation ("Avionics-NY") and AVIONICS RESEARCH CORPORATION OF FLORIDA, a Florida corporation ("Avionics-FL") as co-borrowers and CITIZENS BUSINESS CREDIT COMPANY, a division of Citizens Leasing Corporation, a Rhode Island corporation (hereinafter referred to as "Citizens") as lender.

WHEREAS, TGS is a wholly owned subsidiary of the Company; Holdings and RMI are wholly owned subsidiaries of TGS; and Avionics-NY and Avionics-FL are wholly owned subsidiaries of Holdings,

WHEREAS,   the  Company,   TGS,  Holdings,   RMI,  Avionics-NY  and  Avionics-FL
(collectively, the "Borrowers") are financially integrated using centralized cash management and providing financial support to each other;

WHEREAS, Citizens has agreed to establish a credit facility for the Borrowers;

           NOW, THEREFORE, the parties agree as follows:


  ARTICLE 1.  AMOUNT AND TERMS OF THE CREDIT

Section.1.0.1. The Credit.

Subject to the terms and conditions hereof, and in reliance on the representations and warranties contained herein, Citizens hereby establishes a credit facility in favor of the Borrowers in the principal amount of $7,500,000 (the "Credit"). The Credit consists of a revolving line of credit ("Revolving Credit").

Section l.02. The Revolving Credit.


(a) Amount. Provided no Event of Default (as defined in Article V), or event which with the passage of time or notice or both would become an Event of Default, has occurred and is continuing, the Borrowers in the aggregate may from time to time from the date hereof up to April 23, 2000 (the "Maturity Date") borrow and reborrow from Citizens, and Citizens shall advance funds under the Revolving Credit to the Company (an "Advance" or the "Advances"); provided that the aggregate of all Advances outstanding at any time shall not exceed the lesser of (i) $7,500,000 (the "Maximum Credit") or (ii) the "Borrowing Base" (as defined below).

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(b) Borrowing Base. The Borrowing Base shall consist of eighty-five percent (85%) of Qualified Accounts.

"Qualified Accounts" means accounts receivable of any of the Borrowers which (a) arise from providing temporary staffing and related services to account debtors (which staffing has been provided and which services have been performed); (b) are not outstanding for more than 90 days after the date of invoice for such services; (c) are not past due for more than 60 days beyond the, due date specified in the invoice; (d) are not represented by a note or other negotiable instrument; (e) are not subject to any setoff or dispute; (f) the account debtor is credit worthy and not subject to any insolvency proceedings; (g) are not due from a Subsidiary (as hereinafter defined) or an Affiliate (as hereinafter defined); and (h) are subject to a first priority perfected security interest in favor of Citizens. In addition, the accounts receivable must be due from an account debtor located in the United States; provided, however with respect to any account debtor located in New Jersey, Minnesota or West Virginia (or any other state that requires a creditor to qualify to do business or file a report in order to enforce remedies against an account debtor), such accounts are Qualified Accounts only if the Borrower owed the accounts has complied with the requirements of such state so as to be authorized to bring suit and enforce remedies through judicial process against such account debtor.

The Company shall furnish a computation of the Borrowing Base on the form attached as Exhibit 1.02(b) ("Borrowing Base Certificate"), together with supporting schedules acceptable to Citizens, at the time of each request for an Advance, which certificate shall be prepared as of the close of business on the prior business day and be signed by the Company's chief financial officer. By prior notice, Citizens may require daily Borrowing Base Certificates whether or not an Advance is requested. Citizens shall be under no obligation to) make any Advance if the Company fails to furnish a current Borrowing Base Certificate.

In calculating the Borrowing Base, the Company shall deduct from Qualified Accounts the amount of any (i) deposit which an account debtor may have paid with respect to the services to which such account receivable relates; (ii) potential setoff; (iii) dispute; and (iv) advertising or other allowance that will be deducted from the receivable in the ordinary course of collection. Any accounts in foreign currency shall be converted to U.S. dollars based upon the exchange rate on the date of the Borrowing Base Certificate.

Citizens, in its reasonable discretion, may from time to time by ninety (90) days prior notice to the Company reduce the percentage used to compute the Borrowing Base, but in no case shall it reduce the percentage to less than eighty percent (80%). Citizens, in its reasonable discretion, may from time to time by seven (7) days prior notice to the Company establish reasonable reserves against the collection of any accounts receivable where Citizens has a basis to doubt the full and timely collectability of such accounts receivable.

(c) Revolving Credit Payment. The aggregate Advances outstanding at any time shall not exceed the lesser of the Borrowing Base as reflected in the most recent Borrowing Base Certificate or the Maximum Credit. If the aggregate Advances outstanding at any time exceed such limit, then the Borrowers shall immediately pay such excess.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Citizens may, without prior notice: to the Borrowers, charge any of the Borrowers' accounts under the control of Citizens in order to effect such payment.

(d)  The Revolving Credit Note.
Amounts owed by the Borrowers with respect to Advances made by Citizens shall be evidenced by Citizen's books and records and may, at the request of Citizens, be further evidenced by a revolving credit note, in the form of Exhibit 1.02(d), in the maximum principal amount of the Revolving Credit (the "Revolving Credit Note"). The unpaid principal balance of the Revolving Credit may be voluntarily prepaid in whole or in part during the continuation of the Revolving Credit without premium or penalty; provided that if the Revolving Credit is to be terminated by. the Borrowers, thirty (30) days prior notice shall be given to Citizens. Upon termination, the Borrowers shall satisfy the provisions of
Section 6.01 and (ii) pay the prepayment fee provided in Section 1. 10. The Revolving Credit Note is subject to mandatory repayments, as provided in Section 1.02(c).

(e) Interest. Advances made by Citizens shall bear interest prior to maturity or default (computed on the basis of actual number of days elapsed over a 360 day year) on the unpaid principal balances outstanding from time to time at a rate per annum equal to (a) the Prime Rate plus seventy-five hundredths percent (.75%). At such time as the Company achieves, and so long as it maintains, both
(a) a Tangible Capital Base of $4,000,000 and (b) a Cash Flow to Debt Service Ratio equal to or greater than 2.75 to 1.0, such interest rate shall be reduced to the Prime Rate plus twenty-five hundredths percent (.25%).

Such interest rate shall be adjusted downward and upward based upon the quarterly Compliance Certificate delivered pursuant to Section 4.08(b) and shall be effective the first day of the month after delivery of such Certificate. In the event the Company falls to deliver a Compliance Certificate within the time required by Section 4.08(b), such interest rate shall return to the higher rate subject to further adjustment in future quarters.

After then Maturity Date or the occurrence of an Event of Default, the unpaid principal balance shall bear interest at the Prime Rate plus five (5 %) percent. Interest shall be payable monthly in arrears on the last day of each month. The effective rate of interest shall change on each day the: Prime Rate changes.

(f) Requests for Advances. Each Advance shall be made on the Banking Day on which Citizens receives notice from the Company, if such notice is received prior to 11:00 a.m. Boston time, on such Banking Day, and otherwise on the next Banking Day. Etch request for an Advance shall be accompanied by a current Borrowing Base Certificate and made to Citizens in writing or by telephone by a duly authorized representative of the Company. Citizens may rely upon any telephone request which it believes is made by such a representative. The Borrowers agree to indemnify and hold Citizens harmless for any action, including the making of Advances hereunder, or loss or expense, taken or incurred by Citizens in good faith reliance upon such telephone request. At the time of the initial request for an Advance, the Company shall have provided Citizens with a Compliance Certificate (as hereinafter defined). Citizens shall be entitled to rely upon the most recent Compliance Certificate in its possession until it is superseded by another certificate.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(g) Method of Advances. In order to facilitate Advances, the Company shall maintain an operating account with Citizens Bank Rhode Island (the "Depository Bank"). The Company shall be responsible for all bank charges in connection with the maintenance or operation of such account. Unless otherwise agreed upon between Citizens and the Company, every Advance shall be made by transferring funds to the Company's operating account with the Depository Bank.

(h) Expiration. The Revolving Credit shall expire on the Maturity Date and all Advances then outstanding under the Revolving Credit shall be due and payable without notice on such date. In the event Citizens continues Advances after the Maturity Date without a written extension of the, Maturity Date, all such Advances (i) shall be made within the sole discretion of Citizens; (ii) the entire Credit shall be due on demand; and (iii) the entire Credit shall earn interest at the rate specified to be earned after the Maturity Date in Section 1.02(e).

(i) Overadvances. Citizens may from time to time in its sole discretion permit Advances to exceed the limitations set forth in this Agreement, including, without limitation, Advances in (,excess of the Maximum Credit or the Borrowing Base and Advances after the Maturity Date or the occurrence of an Event of Default. All such Advances shall be deemed part of the Credit secured by any collateral securing the Credit and supported by any guaranties or other credit enhancements supporting the Credit. The making of an Advance on one or more occasion will not operate to limit, waive or otherwise modify any rights of Citizens hereunder on any future occasion unless otherwise agreed in writing. Even where Citizens consciously makes such Advance, the existence of Advances in excess of the Borrowing Base shall b(, an Event of Default.

(j) Agency. Each of the Borrowers hereby irrevocably appoints the Company as its agent for purposes of administration of this Agreement. The Company is authorized to provide Borrowing Base Certificates, Compliance Certificates and all other reports under this Agreement on behalf of all Borrowers and to take any and all actions under this Agreement on behalf of the Borrowers.

(k) Joint and Several Obligation. All obligations under this Agreement shall be the joint and several obligation of each of the Borrowers.

(1) Separate Loans. Citizens reserves the right, upon seven (7) days prior notice to the Borrowers, to require separate Borrowing Base Reports for each of the Borrowers and to maintain separate loans to each or to some aggregate of Borrowers limited in accordance with such separate Borrowing Base Reports which loans in the aggregate shall not exceed the Maximum Credit.


 Section 1.03. Definitions.

"Banking Day" shall mean any day which Citizens is open to conduct commercial banking business in Boston, Massachusetts and the Depository Bank is open to conduct commercial banking business in Providence, Rhode Island.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

"Notes" shall mean the Revolving Credit Note and any other notes issued by the Borrowers to Citizens pursuant to this Agreement.

"Prime Rate" shall mean the rate of interest per annum from time to time specified by Citizens Bank Rhode Island ("Citizens RI") as its prime rate, it being understood that such rate is a reference rate, not necessarily the lowest, which serves as the basis upon which effective rates of interest are calculated for obligations making reference thereto.

The following terms are defined in the following sections:

Advance                                                    Section 1.02(a)
Affiliate                                                  Section 4.17
Banking Day                                                Section 1.03
Base Financial Statement                                   Section 2.04
Borrowing Base                                             Section 1.02(b)
Borrowing Base Certificate                                 Section 1.02(b)
Citizens RI                                                Section 10.3
Cash Flow                                                  Section 4.22
Closing Fee                                                Section 1.06
Compliance Certificate                                     Section 3.01(j)
Credit                                                     Section 1.01
Debt                                                       Section 4.21
Debt Service                                               Section 4.22
Depository Bank                                            Section 1.02(g)
ERISA                                                      Section 2.10
Event of Default                                           Article V
Facility Fee                                               Section 1.07
Maturity Date                                              Section 1.02(a)
Maximum Credit                                             Section 1.02(a)
Notes                                                      Section 1.03
Pledge Agreements                                          Section 3.01(d)
Prepayment Fee                                             Section 1.11
Prime Rate                                                 Section 1.03
Qualified Accounts                                         Section 1.02(b)
Restricted Payments                                        Section4.25
Revolving Credit                                           Section1.01
Revolving Credit Note                                      Section1.02(d)
Security Agreements                                        Section 3.01(c)
Service Fee                                                Section 1.08
Special Counsel                                            Section 3.01(b)
Stock                                                      Section 4.25
Subordinated Debt                                          Section 4.21
Subsidiaries                                               Section 2.02
Tangible Assets                                            Section 4.21
Tangible Capital Base                                      Section 4.21


Section 1.04. Payments

All payments and prepayments of principal and interest with respect to the Credit and all other sums due hereunder shall be made by the Borrowers in immediately available funds to the Depository Bank.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

 Section 1.05. Credit For Uncollected Items.

Citizens will give the Borrowers credit for uncollected items deposited with the Depository Bank (a) the next Banking Day for purposes of computing availability under the Revolving Credit and (b) two (2) Banking Days after deposit for purposes of computing interest and fees with respect to the Credit.

 Section 1.06.   Closing Fee

On the date hereof, the Borrowers shall pay Citizens a one-time non-refundable closing fee (the "Closing Fee") of $37,500 (.5% of the Credit).

Section 1.07. Facility Fee.

On the first day of each month (and upon the day of termination if the Credit is terminated), the Borrowers shall pay Citizens a facility fee of Twenty-Five Hundredths percent (0.25 %) divided by twelve (12) of the average daily balance of the portion of the Revolving Credit unused during the preceding month. The unused portion of the Revolving Credit shall be the difference between the Credit and the average daily balance of the outstanding Advances.

Section 1.08. Service Fee.

On the first day of each month, the Borrowers shall pay Citizens a Service Fee of $2,000 on account of the projected continuation of the Credit during the next month. Such fee shall be fully earned at the commencement of each month and shall not be refunded or pro-rated upon termination of the Credit.

Section 1.09. Audit Expenses.

The Borrowers shall pay Citizens on demand Citizen's customary fee for audit reviews by employees of Citizens (currently $600/per man-day plus out-of-pocket expenses). Prior to the occurrence of an Event of Default, Citizens will not seek reimbursement of audit expenses in excess of $12,000 during any 365 day period.

Section 1.10.  Prepayment Fee.

The Borrowers shall pay Citizens a prepayment fee if the Credit is terminated by the Company prior to the Maturity Date of one percent (I%) of the amount of the Credit for any reason other than (a,) a reduction by Citizens of the terms of the percentage used to calculate the Borrowing Base, unless such change is made subsequent to an Event of Default, or (b) any sale by Citizens of all or substantially all of its business, whether through a sale of assets, sale of stock, merger, consolidation or similar transaction.

 Section 1.11. Usury

It is the intention of Citizens to comply strictly with any applicable usury law. In no event shall Citizens be entitled to receive interest, fees, charges or other payments equivalent to interest in excess of the maximum rate Citizens may lawfully charge. In the event Citizens ever receives payments that would be excessive interest under applicable law, such excess shall be applied in reduction of principal, and if the principal is paid in full, any remaining excess shall be refunded to the Borrowers.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

ARTICLE II.  REPRESENTATIONS AND WARRANTS
The Borrowers, jointly and severally, represent and warrant as follows:

Section 2.01.  Corporate Existence and Power.

The Company and each of its Subsidiaries (as defined in Section 2.02) are corporations duly incorporated, validly existing and in good standing under the laws of the respective jurisdictions of their incorporation and have full corporate and other power and authority to conduct their businesses and own their properties as now conducted and owned. The Company and each of its Subsidiaries are licensed or qualified as foreign corporations in each Jurisdiction where the conduct of their respective businesses or the ownership of their respective properties require such licensing or qualification and where the failure to be so licensed or qualified would have a material adverse effect on the business, finances or operations of the Company or any Subsidiary.

Section 2.02. Subsidiaries.

Any corporation, business trust, partnership or other business entity in which the Company or any Subsidiary owns or has options to acquire 50% or more of the voting control shall constitute a Subsidiary. The Company currently has no Subsidiaries except as set forth in Exhibit 2.02. The Company's ownership of each Subsidiary is set forth on Exhibit 2.02.

Section 2.03  Power and Authority Relative to Borrowing;
              Legal and Binding Nature; Compliance with Other Instruments.

Each of the Borrowers has full power and authority and has taken all required corporate and other action necessary to permit such Borrower to execute and deliver and perform all of its obligations contained in this Agreement and all documents or instruments required hereby or incident or collateral hereto, and to borrow hereunder. and none of such actions will violate any provision of law applicable to, or of the charter or by-laws of, the Company or any other Borrower, or result in the breach of or constitute a default under any agreement or instrument to which the Company or any Borrower is a party or by which any of them is bound. This Agreement and all documents or agreements required hereby or incident hereto to which any of the Borrowers is a party are the valid and binding obligations of such Borrower enforceable in accordance with their terms subject to bankruptcy 7 insolvency or laws effecting the rights of creditors generally. Neither the execution, delivery nor performance by the Company or any other Borrower of any of the obligations contained in this Agreement or in any document or instrument required hereby or incident or collateral hereto requires the consent, approval or authorization of any person or governmental authority.

Neither the Company nor any other Borrower is in violation of any term of its charter or by-laws, or any agreement, instrument, mortgage, indenture, contract, judgment, decree, order, statute, rule or governmental regulation applicable to the Company or such Borrower, except for possible minor violations none of which could, either individually or in the aggregate, have any material adverse effect on the business, financial condition or assets of the Company or any other Borrower and except as otherwise disclosed on an Exhibit to this Agreement. The execution, delivery and performance of this Agreement, all agreements incident or collateral hereto, and the Credit will not result in the creation of any security interest, lien, charge or encumbrance upon any of the properties or assets of the Company or any other Borrower except in favor of Citizens.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Section 2.04. Financial Condition.

The audited financial statement dated December 31, 1997 previously delivered to Citizens (the "Base Financial Statement") has been prepared in accordance with generally accepted accounting principles and practices. The Base Financial
Statement fairly presents the financial condition of the Company and its Subsidiaries as of the date of such statement and the results of their operations for the year then ending. The Company and its Subsidiaries have no material contingent liability (including. without limitation, contingent tax and environmental liability) nor any burdensome agreement or commitment which could have a material adverse effect on its business or financial condition except as disclosed in the Base Financial Statement or in this Agreement.

Section 2.05. No Material  Adverse Change.

Since the date of the Base Financial Statement, there has been no material adverse change in the condition (financial or otherwise), properties or business operations of the Company or any of the Subsidiaries and neither the Company nor any of the Subsidiaries his paid any dividends or made any distributions on or purchased or otherwise acquired any shares of the capital stock of the Company or any Subsidiary.

Section 2.06. Litigation.

Except as set forth in Exhibit 2.06 hereto, there are no suits or proceedings pending, or, to the best knowledge of the Company, threatened against or affecting the Company or any Subsidiary which could have a material adverse effect on the business, assets or financial condition of the Company or any Subsidiary. Moreover, there are no suits or proceedings pending or, to the knowledge of the Company, threatened with respect to the transactions contemplated by this Agreement.

Section 2.07. Title.

Except as set forth in Exhibit 2.07, the Company and the Subsidiaries have good and marketable title to all of the properties and assets reflected in the Base Financial Statement or .acquired since such date, (except for materials used, inventory sold, accounts receivable collected and other items disposed of, all in the ordinary course of business) free and clear of all mortgages, liens and encumbrances except liens permitted by Section 4.14; easements, restrictions and minor defects in title which do not, either individually or in the aggregate, materially detract from the value or materially limit the use of any real property-, and certain assets listed on Exhibit 2.14 which are not owned but which are reflected on the balance sheet as capitalized leases.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Section 2.08. Tax Returns and Payments.

Except as set forth on Exhibit 2.08 attached hereto, all of the tax returns and tax reports relating to taxes on income and, to the best knowledge of the Company, all other tax returns and reports of the Company and the Subsidiaries required by law to be filed have been duly filed, or extensions of the time for filing have been duly obtained, and, except as set forth in Exhibit 2.08 hereto, the Company and Subsidiaries have paid all taxes shown due thereon. Except as set forth in Exhibit 2.08 attached hereto, the federal income tax returns of the Company and Subsidiaries have never been audited by the Internal Revenue Service. Except as set forth on Exhibit 2.08 attached hereto, there are in effect no waivers of the applicable statutes of limitations for federal taxes for any period. No deficiency assessment or proposed adjustment of the federal income taxes of the Company or of any of the Subsidiaries is pending except as set forth in Exhibit 2.08 and the Company has no knowledge of any proposed liability of a substantial nature for any tax to be imposed upon any of its properties or assets, for which there is not an adequate reserve reflected in its Base Financial Statement or which accrued in the ordinary course of business since the date of such financial statement.

Section 2.09. Compliance with Law.

The Company and the Subsidiaries have all necessary franchises, permits, licenses and other rights to allow them to conduct their businesses as presently conducted, and are not in default with respect to any order or decree of any court, or under any law, order or regulation of any governmental authority, or under the provisions of any contract or agreement to which any of them is a party or by which they may be bound, which default would have a material adverse effect on the business, finances or operations of any of them.

Section 2.10. Pension Matters.

Except as set forth on Exhibit 2. 10, neither the Company nor any Subsidiary has incurred (a) any material accumulated funding deficiency within the meaning of the Employee Retirement Income Security Act of 1974. as amended ("ERISA"), or
(b) any material liability to the Pension Benefit Guaranty Corporation in connection with any employee benefit plan established or maintained by it; nor has the Company or any Subsidiary had any tax assessed against it by the Internal Revenue Service for any alleged violation under Section 4975 of the Internal Revenue Code. Neither the Company nor any Subsidiary has any material unfunded liability under a pension plan or a contingent liability for withdrawal from a multi-employer pension plan except as disclosed in the Base Financial Statement. All obligations to the Department of Labor assumed in connection with the acquisition of the assets of Job Shop Technical Services, Inc. have been satisfied in full.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Section 2.11. Environmental Matters

Except as set forth on Exhibit 2. 1 1, neither the Company nor any Subsidiary has (a) been named as a potentially responsible party or received notice of an investigation that could lead to such designation under any proposed environmental cleanup; (b) incurred any unsatisfied liability (contingent or otherwise) in connection with the release, spill, generation, use, storage, treatment, transportation, manufacture, handling, production or disposal of hazardous materials, toxic substances or solid waste under any state or federal environmental law; or (c) occupied in the past or currently occupies any site designated as environmentally contaminated. The Company and all Subsidiaries have all licenses, permits, certificates and similar authorizations required to conduct its business under applicable environmental laws and is not subject to any pending investigation or proceeding to revoke, limit or terminate such authorizations.

Section 2.12. Compliance with Regulation U

None of the proceeds of the Credit will be used to purchase, carry or refinance any borrowing the proceeds of which were used to purchase or carry any "margin securities" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System.

Section 2.13. Credit Agreements

Set forth on Exhibit 2.13 is a complete and correct list of all existing loan agreements, indentures, purchase agreements, leases, guarantees or other instruments relating to extensions of credit or money borrowed for an amount in excess of $25,000 under which the Company or any Subsidiary is or may become directly or indirectly obligated.

Section 2.14.  Leases and Options to Purchase

Set forth on Exhibit 2.14 is a complete and correct list of all existing leases with respect to, or options to purchase any, real estate or any equipment involving a commitment or potential commitment in excess of $25,000 under which the Company or any Subsidiary is or may become directly or indirectly obligated.

Section 2.15  Real Estate Owned

Set forth on Exhibit 2.15 is a complete and correct list of all real estate owned by the Company or any Subsidiary.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

ARTICLE Ill.  CONDITIONS.

 Section 3.0l. Conditions to the First Advance.

The obligation of Citizens to make the first Advance is subject to the fulfillment of the following conditions:

(a) The Note. The Borrowers shall have executed and delivered the Revolving Credit Note to Citizens.

(b) Legal Opinions from Counsel for the Company. Citizens shall have received the written opinion of Esanu Katsky Korins & Siger, LLP counsel for the Borrowers, in form and substance satisfactory to Citizens and Goodwin, Procter & Hoar LLP special counsel to Citizens (said special counsel and any successor counsel shall be hereinafter referred to as "Special Counsel").

(c) Security Agreements. The Borrowers shall have executed and delivered to Citizens security agreements in form and substance satisfactory to Citizens and Special Counsel (the "Security Agreements"), granting to Citizens a first security interest in substantially all the assets of the Borrowers and all financing statements and other documents in connection therewith shall have been duly filed or recorded.

(d) Pledge Agreements. The Borrowers shall have executed and delivered to Citizens pledge agreements in form and substance satisfactory to Citizens and Special Counsel ("Pledge Agreements") with respect to the stock of the Subsidiaries indicated on Exhibit 2.02. The Pledge Agreements will be accompanied by the stock certificates and stock powers representing all of the shares pledged under the Pledge Agreement.

(e) Life Insurance. The Borrowers shall have delivered to Citizens evidence of a life insurance policy on the life of Joseph Sicinski in the amount of $500,000 payable to the Company in a form and substance satisfactory to Citizens and Special Counsel.

(f) Lockbox Agreement. The Borrowers shall have delivered to Citizens agreements providing Citizens with a collateral assignment of the Borrowers' bank accounts in a form and substance satisfactory to Citizens and Special Counsel.

(g) Minimum Availability. The Borrowers shall have the ability to borrow not less that $250,000 under the Revolving Credit after the payment of all obligations to be paid in connection with the execution of this Agreement.

(h) Closing Fee.   Citizens  shall  have  received  the  Closing  Fee  from the
Borrowers.

(i) Officer's Insurance Certificate. The Borrowers shall have delivered to Citizens a list of all insurance required by Section 4.07 which is in force showing the insurer, the face amount and the nature of the coverage in substantially the form of Exhibit 3.01(i) hereto ("Insurance Certificate").

(j) Officer's Compliance Certificate. The Borrowers shall have delivered to Citizens a certificate dated the date of the first Advance in substantially the form of Exhibit 3.01 (j) hereto ("Compliance Certificate")

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


(k) Officer's Certificate re Places of Business and Collateral. The Borrowers shall have delivered to Citizens a certificate in substantially the form of
Exhibit 3.01(k) hereto.

(l)  Legal  Existence.   Each  Borrower  shall  have  delivered  to  Citizens  a
Certificate of Legal Existence and Good Standing.

(m) Bylaws and Resolutions. Each Borrower shall have delivered to Citizens a copy of its bylaws and corporate resolutions authorizing this Agreement certified by an officer of the Company.

(n) Charter Documents. Each Borrower shall have delivered to Citizens a copy of its charter documents certified by an appropriate governmental official.

(0) Borrowing Base Certificate. The Borrowers shall have delivered to Citizens a current Borrowing Base Certificate substantially in the form of Exhibit 1.02(b) hereto.

(p) Request for Loan. The Borrowers shall have delivered to Citizens a written request specifying the amount of the initial Advance.

(q) No Defau1t. No Event of Default and no event which, with the giving, of notice or the lapse of time, or both, would become an Event of Default, has occurred and is continuing.

Section 3.02.  Conditions to Subsequent Advances.

Each request for a subsequent Advance shall be deemed to be a representation by the Borrowers to Citizens that all representations and warranties contained in
Article 11 hereof or in any Exhibit, Schedule or Certificate attached hereto or delivered to Citizens in connection herewith were true and correct when made, and continue to be true and correct except those items which relate to a specific date and except as disclosed to Citizens by the Borrowers, and that no Event of Default, and no event which, with the giving of notice or the lapse of time, or both, would become an Event of Default, has occurred and is then continuing.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


ARTICLE IV.  COVENANTS OF THE COMPANY

The Borrowers, jointly and severally, covenant, unless Citizens shall otherwise consent in writing, that:

Section 4.01.  Payment of Amounts Due.

The Borrowers will make all payments of principal and interest on the Credit in accordance with the terms hereof and thereof and will observe, perform and comply with each and every one of the covenants, terms and conditions contained herein, in the Credit or in any other document or instrument required hereby or incident or collateral hereto to be observed, performed or complied with by it.

Section 4.02.  Corporate Existence.

The Company and each of the Subsidiaries will maintain and preserve in full force and effect their respective corporate existences and, insofar as reasonable and practicable, will maintain and preserve in full force and effect all material rights, licenses, patents and franchises, and comply with all applicable regulations in all jurisdictions necessary for the conduct of their businesses.

Section 4.03.  Maintenance of Properties.

The Company and each of the Subsidiaries will maintain, preserve, protect and keep all properties used or useful in the conduct of their businesses in good repair, working order and condition, and from time to time make such repairs, renewals, replacements, betterments and improvements thereto as are necessary to permit such businesses to be properly and advantageously conducted at all times.

Section 4.04. Payment of Taxes.

The Company and each of the Subsidiaries will pay and discharge all lawful taxes, assessments and governmental charges or levies imposed upon them or upon their income or profits, or upon any property belonging to them before the same shall become past due, as well as all lawful claims for labor, materials and supplies, which, if not paid when due, might become a lien or charge upon such property or any part thereof; provided, however, that neither the Company nor any Subsidiary shall be required to pay and discharge any such tax, assessment, charge, levy or claim so long as the validity thereof shall be contested in good faith by appropriate proceedings and an adequate reserve for the payment thereof is established on the books of the Company or such Subsidiary in accordance with generally accepted accounting principles.

Section 4.05. Compliance with ERISA

The Company and each of its Subsidiaries will satisfy, or cause to be satisfied, the minimum annual funding standard required by ERISA for any employee benefit plan established or maintained by it which is subject to ERISA and the Company or the Subsidiary will not permit any tax or penalty to be incurred by it as a result of any failure to satisfy any such minimum funding requirement or as a result of any violation of the provisions of Section 4975 of the Internal Revenue Code or any regulation issued thereunder.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Section 4.06  Compliance with Laws.

The Company and each of the Subsidiaries at all time in all material respects will comply with applicable provisions of laws, rules, regulations, licenses, permits, approvals and orders and observe all requirements of federal, state, local and other governmental authorities including, without limitation, all provisions of the Fair Labor Standard Rules of 1938, the Occupational Safety and Health Act of 1970 and all applicable environmental laws.

Section 4.07.  Insurance.

The Company and each of the Subsidiaries will keep their insurable properties insured by insurers reasonably satisfactory to Citizens against such risks and in such amounts as are deemed prudent by the Company and are reasonably acceptable to Citizens and will name Citizens as a Loss Payee under all insurance policies maintained with respect to insurable properties subject to a security interest or lien in favor of Citizens. The Company and each of the Subsidiaries will maintain in full force and effect public liability insurance against claims for bodily injury, death or physical property damages occurring upon, in, about, or in connection with the use of any properties occupied or controlled by them, or through the operation of any motor vehicles by their agents or employees or arising in any manner out of the businesses carried on by them in such amounts and with such coverages as are deemed prudent by the Company and are reasonably acceptable to Citizens.

Section 4.08.  Accounts and Reports

The Company will furnish or cause to be furnished to Citizens the following reports:

(a) Annual Reports. As soon as available, and in any event within one hundred and five (105) days after the end of each fiscal year, consolidated and consolidating audited financial statements of the Company and its Subsidiaries, together with all notes thereto, prepared in reasonable detail and in accordance with generally accepted accounting principles consistently applied (except there will be no required notes to the consolidating balance sheet) such consolidated (but not consolidating) statements to be duly certified by Moore Stephens, P.C. or other certified, independent public accountants selected by the Company and acceptable to Citizens. Such statements shall be accompanied by a statement of such certified, independent public accountants that the examination made in certifying such statements did no disclose the existence of any condition or event which constitutes an event of default under this Agreement or which, after notice or lapse of time or both, would constitute such an event of default, or a statement specifying the nature and period of existence of any such condition or event disclosed by such examination. As soon as available and in any event within sixty (60) days after the end of each fiscal year, preliminary consolidated and consolidating unaudited financial statements of the Company and it Subsidiaries prepared in reasonable detail and in accordance with the usual practices of the Company subject to year-end audit adjustments.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(b) Quarterly Reports. As soon as available, and in any event within fifty (50) days after the end of each quarterly accounting period in each fiscal year, unaudited financial statements of the Company prepared in reasonable detail and in accordance with generally accepted accounting principles consistently applied (except that such statements need not, contain notes thereto) certified by the chief financial officer of the Company, which statements shall contain balance sheets as of the end of such accounting period and statements of profit and loss for the period from the beginning of such fiscal year to the end of such accounting period. With the quarterly financial statements furnished pursuant to this subsection (b), (i) a Compliance Certificate and (ii) a list of the names and addresses of all customers of the Company.

(c) Monthly Reports. As soon as available,  and in any event within twenty- five
(25) days after the end of each monthly accounting period in each fiscal year, consolidated and consolidating unaudited financial statements of the Company and its Subsidiaries prepared in reasonable detail in a form acceptable to Citizens (except that such statements need not contain notes thereto and except as may be otherwise required hereby) certified by the chief financial officer, which statements shall contain balance sheets as of the end of such accounting period and statements of profit and loss for the period from the beginning of such fiscal year to the end of such accounting period.

(d) Periodic Reports. With the monthly financial statements furnished pursuant to subsection (c) hereof, (1) summary of all Advances outstanding at the end of such period, (ii) consolidated and consolidating accounts receivable aging based on invoice date, and (iii) such other reports as Citizens shall reasonably request.

(e) Auditor's Management Letter. Promptly after receipt by the Company copies of the management letter, if any, provided by the independent certified public accountants who audit the annual financial statements.

(f) Public Information. Promptly, copies of all reports and financial statements which the Company sends to its stockholders as a class or which the Company, or any of the Subsidiaries, file with the Securities and Exchange Commission or any other public body.

(g) Projections. At least thirty (30) days prior to the end of each fiscal year of the Company, projections for the next fiscal year indicating the Company's expected operating results (on a consolidated and consolidating basis), Borrowing Bases and proposed capital expenditures. Such projections shall be made on a month-by-month basis.

(h) Accounting Principles. Reports furnished under this Agreement shall be prepared in accordance with generally accepted accounting principles except that unaudited statements shall be subject to normal year end adjustments and there shall be no requirement for notes thereto. Any accounting terms not otherwise defined shall have the same meaning provided by generally accepted accounting, principles. Compliance with the covenants set forth in this Agreement will be determined on the basis of accounting principles used in the preparation of the Base Financial Statements. In the event that any subsequent reports shall have been prepared in accordance with accounting principles different than those used in the Base Financial Statements, the Company shall inform Citizens of such changes in accounting principles and shall provide to Citizens, with such subsequent reports, such supplemental reconciling financial information as may be required to ascertain performance by the Company and the Subsidiaries with the covenants contained in this Agreement.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

 Section 4.09.  INformation and Inspection

At all reasonable times and as often as Citizens shall reasonably request, the Company will furnish to Citizens from time to time with reasonable promptness full information pertinent to any covenant, provision or condition hereof or to any matter in connection with its business and permit any authorized representative designated by Citizens to visit and inspect any of its properties and those of the Subsidiaries, including their books (and to make extracts therefrom), and to discuss their affairs, finances and accounts with their officers. The Company and its Subsidiaries, will, in addition, furnish to Citizens with reasonable promptness such financial information as Citizens shall reasonably request. Without limiting the generality of the foregoing, Citizens shall be entitled to conduct field audits of the accounts receivable and inventory of the Company and the Subsidiaries.

Section 4.10.  Additional Advice.

The Company will promptly advise Citizens of (i) any material casualty loss whether or not insured; (ii) the written threat of or commencement of any material litigation; (iii) the assertion by any governmental authority or private party of a material violation of or material liability arising under any environmental law; (iv) any change which constitutes or, after notice or lapse of time or both, would constitute an Event of Default of this Agreement; and (v) each waiver, consent or amendment granted made with respect to instruments or agreements relating to borrowed money in excess oi'$25,000 and each request by the Company therefor.

Section 4.11. Payment of  Citizens Expenses.

The Borrowers will bear all reasonable expenses incurred by Citizens in connection with the negotiation, preparation, execution, amendment, interpretation, administration, termination or enforcement of this Agreement (whether or not the Credit is consummated) and the making and collection of the Credit including, without limitation, the reasonable fees and disbursements of Special Counsel and appraisers employed by Citizens. In any event, prior to the occurrence of an Event of Default, Citizens will not seek reimbursement of audit expenses in excess of the amount provided in Section 1. 10.

Section 4.12.   Limitation on Indebtedness.

Neither the Company nor any Subsidiary will create, incur, assume, or become, be or remain liable in any manner in respect of, or allow to exist, any indebtedness (which term includes all indebtedness, obligations and liabilities which in accordance with generally accepted accounting principles would be reflected on the balance sheet of the Company or any Subsidiary as a liability and any negative cash balance; all indebtedness, obligations and liabilities, whether or not assumed by the Company or any Subsidiary, secured by any mortgage, pledge or lien existing on property owned by the Company or any Subsidiary), and all amounts representing rental payments which, in accordance with generally accepted accounting principles, would be classified as a liability on its balance sheet), except for:

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(a) the Credit and any other obligations owed to Citizens in connection with this Agreement;

(b) indebtedness representing trade debt, wages, employee benefits and similar indebtedness incurred in the ordinary course of business;

(c) indebtedness secured by liens to the extent permitted by Section 4.14;

(d) liabilities for taxes, assessments, governmental charges, liens or claims to the extent that payment thereof is not required by Section 4.04;

(e) indebtedness in respect of final judgments for the payment of money not in excess of $50,000 in the aggregate at any time outstanding (excluding sums covered by insurance) which has been in force for less than the applicable appeal period or less than sixty (60) days, whichever is sooner, provided that such indebtedness may remain outstanding if the Company or the appropriate
Subsidiary at the time shall in good faith be prosecuting an appeal, or proceedings for review or pending and in respect of which a stay shall have been obtained pending such appeal or review; and

(f)such other indebtedness of the Company and Subsidiaries which is specifically disclosed in Exhibit 4.12(f) attached hereto and any refundings or refinancings thereof which does not increase the then outstanding principal amount of such indebtedness.

Section 4.13.  Limitation on Liability for Obligations of Others.

Neither the Company nor any Subsidiary will assume, guarantee, endorse or otherwise be or become liable, contingently or otherwise, for the obligations of any other corporation, firm or entity or other person, except:

(a) for the endorsement of negotiable instruments for deposit or collection in the normal course of its business; and

(b) guarantees and other contingent liabilities which are disclosed on Exhibit 4.13(b).

Section 4.14. Limitation on Liens.

Neither the Company nor any Subsidiary will create, incur, assume or allow to be created, incurred or assumed, or to exist. any pledge of, or any mortgage, lien, charge encumbrance of any kind on, any of its property or assets, or subject any of such assets to prior payments of any other indebtedness whether by subordination agreement, transfer of assets or otherwise, or own or acquire or agree to acquire any property of any character subject to or upon any mortgage, conditional sale agreement or other title retention agreement except:

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(a) mortgages, liens, or encumbrances which existed on the date hereof and which are specifically permitted by Section 2.07 hereof or set forth in Exhibit 2.07 hereto, and any replacements thereof incurred in connection with the refunding or refinancing of the indebtedness secured by such mortgages, liens or encumbrances provided that the replacement shall expand the size or extent of the original mortgage, lien or encumbrance.

(b) liens in favor of Citizens;

(c) liens securing the purchase price of fixed assets to be used-in the business of the Company or any Subsidiary (which may be in the form of leases), but not any renewal, extension or refunding of any such lien or the indebtedness secured thereby, provided that each such lien shall at all times be confined solely to the item of property so acquired;

(d) liens for taxes, assessments, governmental charges and levies or for claims to the extent that payment thereof is not then required by Section 4.04;

(e) liens in respect of judgments which had been in force for less than the applicable appeal period or less than sixty (60) days, whichever is sooner, so long as execution is not levied thereunder, or in respect of which the Company or the appropriate Subsidiary at the time shall in good faith be prosecuting an appeal, or proceedings for review are pending and in respect of which a stay of execution shall have been obtained pending such appeal or review;

(f) liens on deposits made in connection with, or to secure payment of, workmen's compensation, unemployment insurance or similar programs; liens, charges or encumbrances imposed by law, such as carriers', warehousemen's and mechanics' liens and similar involuntary liens arising in the ordinary course of business which do not, individuals or in the aggregate, materially detract from the value or limit the use of any property subject thereto; landlords' liens in respect of rent not in default; and liens on deposits made to secure the performance of bids, appeal bonds and surety bonds; and

(g) liens and encumbrances which are disclosed on Exhibit 4.14(g).

Section 4.15. Sale of Accounts Receivable.

Neither the Company nor any Subsidiary will sell or transfer any of its accounts receivable, whether with or without recourse.

Section 4.16. Loans and Investments.

Neither the Company nor any subsidiary will purchase or otherwise acquire or retain any stock, partnership interest, or obligations of or make any loans or advances to, or investments in any corporation or other entity or person, including loans or advances to or investments in the Company or in any Subsidiary, other than;

(a) investments, loans and advances from one Borrower to another Borrower;

(b) open account transactions between the Company and Subsidiaries and between Subsidiaries in the ordinary course of business;

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(c) loans or advances for reimbursable expenses to employees not exceeding $100,000 outstanding in the aggregate at any time;

(d) obligations of the United States of America, or any agency thereof, maturing not more than one (1) year from the date of issue thereof, provided that Citizens shall acquire a perfected first security interest in such obligation simultaneously with its purchase or acquisition;

(e) certificates of deposit or other obligations maturing not more than one (1) year from the date of issue thereof issued by a bank, provided that Citizens have a perfected first security interest in such obligation; and

(f) loans and investment listed on Exhibit 4.16(f).

Section 4.17. Transactions With Affiliated Persons.

Neither the Company nor any Subsidiary will enter into any transaction with any Affiliate, except on terms no less favorable to the Company or such Subsidiary than would be available in a bona fide arm's length transaction with a non-affiliated person or entity except as provided in Exhibit 4.17. "Affiliate" means any officer, director or shareholder who owns ten percent (10%) or more of any class of securities of the Company or any Subsidiary; any entity where the Company owns directly or indirectly ten percent (10%) or more of any class of securities or interest issued by such entity; or any entity that controls, is controlled by or under common control with the Company or any of the Subsidiaries.

Section 4.1.8. Consolidation, Merger and Disposition of Assets.

Neither the Company nor any Subsidiary will consolidate with or merge into or with another corporation, partnership or other entity; directly or indirectly issue, sell, assign, pledge or otherwise encumber or dispose of any shares of its capital stock or the capital stock of any Subsidiary; sell, lease or otherwise dispose of all or any material portion of its properties or assets (other than in the ordinary course of its business) to any firm, person or corporation; or acquire any material portion of the properties or assets of any other corporation, partnership or entity, whether in one or a series of related transactions, except:

(a) any Subsidiary may merge into or consolidate with the Company (provided that the Company shall be the Surviving corporation) or any other Subsidiary that is a Borrower under this Agreement;

(b) any Subsidiary may sell, lease, exchange, transfer or dispose of any of its assets to the Company or a Subsidiary which has granted to Citizens a lien in substantially, all of its assets;

(c) the Company may issue capital stock for cash and may issue options or warrants to any person for cash or to employees for services:

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(d) the Company may, with notice to Citizens, liquidate and dissolve a Subsidiary if the Subsidiary is an inactive entity without revenue or tax benefit from any source or if the Subsidiary's business is transferred to another Subsidiary;

provided that in each case no Event of Default as set forth in Article V hereof, and no condition or event which after notice or lapse of time, or both, would constitute an Event of' Default, would exist immediately after any such transaction or series of related transactions.

Section 4.19. Changes in Business.

The Company and its Subsidiaries shall continue to be engaged principally in tile business of providing temporary staffing and related services.

Section 4.20. Intentionally Left Blank.

Section 4.21 Tangible Capital Base.

The Tangible Capital Base of the Company shall be at least equal to the amounts set forth below at all times during each fiscal quarter ending during the respective periods indicated:

 Period                                        Amount
 Quarter Ending       6/30/98                 $100,000
 Quarter Ending       9/30/98                 $350,000
 Quarter Ending      12/31/98                 $700,000
 Quarter Ending       3/31/99                 $700,000
 Quarter Ending       6/30/99                 $800,000
 Quarter Ending       9/30/99               $1,200,000
 Quarter Ending      12/31/99               $1,500,000

 and thereafter

"Debt" shall mean the sum of all liabilities (including all liabilities to Citizens), both short-term and long-term, of the Company and all Subsidiaries, but excluding stockholders equity and Subordinated Debt.

"Soft Assets" means the sum of all assets, repayments, loans, dividends or distributions of any nature due from Affiliates, investments in the stock of an Affiliate, or any similar items reasonably deemed to be Soft Assets by Citizens.

"Subordinated Debt" means the outstanding, principal amount of the Company's debt subordinated to the obligations of the Company to Citizens in form and substance satisfactory to Citizens and Special Counsel.

"Tangible Assets" shall mean the sum of all assets of the Company and all Subsidiaries, but excluding intangible assets such is goodwill, organization expenses, patents, trademarks, copyrights, research and development costs, training costs, unamortized debt discount, unamortized offering costs, customer lists and similar items deemed to be intangible by Citizens.

"Tangible Capital Base" shall mean Tangible Assets, less Soft Assets and Debt, plus Subordinated Debt.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Section 4.22 Cash Flow.

The ratio of Cash Flow to Debt Service of the Company computed at the end of each fiscal quarter shall be not less than 2.25 to 1.0. "Cash Flow" shall mean
(a) all net income before interest and taxes, plus (b) depreciation and amortization of assets, plus (c) non-cash charges relating to the write off of deferred public offering costs or deferred acquisition costs or investments or sums due from Affiliates less (d) capital expenditures. "Debt Service" shall mean (a) all interest on the Revolving Credit, plus (b) all interest and principal on money borrowed from any sources other than the Revolving Credit, plus (c) all lease payments on all capitalized assets. For purposes of this Section, Cash Flow and Debt Service shall be computed on a retroactive basis for the prior four fiscal quarters and be on a consolidated basis for the Company and all Subsidiaries.

Section 4.23. Profitability

The Company and all Subsidiaries on a consolidated basis shall maintain Net Operating Profit as of the end of each fiscal year of not less than $640,000.

"Net Operating Profit" means net income before interest expenses, taxes, other income or expenses, extraordinary gains or losses, write-offs, reserves or amortization relating to Soft Assets, plus any non-cash charges of deferred public offering costs and deferred acquisition costs which were deducted in determining net income.

Section 4.24. Capital Expenditure.

The Company and its Subsidiaries shall not make or incur expenditures which are properly chargeable to capital account under generally accepted accounting principles (including leases which are capitalized) in an aggregate amount in excess of $250,000 in any fiscal year and no such expenditure(s) on an individual item shall exceed $50,000.

Section 4.25. Restricted Payments

The Company and its Subsidiaries will not, directly or indirectly, declare, order, pay or make any Restricted Payment (as hereinafter defined), except the Company may, prior to the occurrence of an Event of Default or an event which with notice or the passage of time will constitute an Event of Default, so long as such Event of Default or event remains uncured, and provided that such Restricted Payment will not constitute such an event, but not after such occurrence so long as such Event of Default remains uncured:

(a) declare and pay dividends on its Stock payable solely in Stock;

(b) make exchanges of one or more classes of Stock of the Company provided that no cash or other property is distributed in such exchange by the Company; or

(c) retire Stock out of the net proceeds of the simultaneous sale of other Stock; and

(d) pay interest and  scheduled  principal  payments on account of  Subordinated
Debt.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

For the purposes of this Section 4.27, the following terms shall have the following respective meanings:

(i) Restricted Payments shall mean:

(a) any payment or declaration of any dividend on any class of Stock of the Company or any other distribution on account of any class of Stock;

(b) any redemption, purchase or other acquisition by the Company, directly or indirectly, of any shares of its Stock; and

(c) any payments of principal or interest made by the Company in respect of any Subordinated Debt.

(ii) "Stock" shall mean capital stock and warrants or options to purchase stock.

Section 4.26. Restriction on Use of Proceeds.

None of the proceeds of the Credit shall be used by the Company to purchase commodities except for use in the ordinary course of the Company's business or for the purpose of purchasing or carrying, or refinancing any borrowing the proceeds of which were used to purchase or carry any "margin securities" within the meaning of Regulation U of the Board of Governors of the Federal Reserve System.

Section 4.27. Management.

If Joseph G. Sicinski shall cease to be the chief executive officer or chief operating officer of the Company, he shall be replaced within one hundred and twenty (120) days by a person reasonably satisfactory to Citizens.

Section 4.28. Accounts.

The Borrowers shall maintain at all times an account with the Depository Bank and its principal operating accounts with banks approved by Citizens. A complete list of all existing bank, mutual fund, brokerage or other accounts containing cash, cash equivalents or marketable securities for the Company and all subsidiaries is set forth on Exhibit 4.28.

Neither the Company nor any Subsidiary will open any further account of the type required to be listed on Exhibit 4.28 without prior notice in writing to Citizens.

Section 4.29. Further Security.

The Borrowers agree to provide Citizens with such security interest or liens as Citizens may hereafter reasonably request with respect to the assets of the Company or any Subsidiary.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

ARTICLE V. EVENTS OF DEFAULT.

If, while any part of the principal of or interest on the Credit remains unpaid or while this Agreement shall be in effect, any one of the following "Event of Default" shall occur:

(a) nonpayment of principal of the Advances when due;

(b) failure to pay within two (2) business days any Advances in excess of the Borrowing Base as required by Section 1.02(c);

(c)failure to pay within two (2) business days any fees or amounts due with respect to letters of credit when due;

(d)nonpayment of interest on the Advances within two (2) business days of when due;

(e) any Borrower shall (1) apply for or consent to the appointment of 'a receiver, trustee or liquidator of it or of all a substantial part of its assets; (ii) admit in writing its inability to pay its debts as they mature;
(111) make a general assignment for the benefit of creditors; (iv) be adjudicated a bankrupt or insolvent; (v) file a voluntary petition in bankruptcy or a petition or an answer seeking reorganization or an arrangement with creditors to take advantage of any insolvency law; (vi) file any answer admitting the material allegations of a petition filed against it in any bankruptcy, reorganization or insolvency proceeding or fail to dismiss such petition within sixty (60) days after the filing thereof; or (vii) take any corporate action for the purpose of effecting any of the foregoing;

(f) an order, judgment or decree shall be entered, without the application, approval or consent of a Borrower by any court of competent jurisdiction, approving a petition seeking reorganization or liquidation of any Borrower or appointing a receiver, trustee or liquidator of any Borrower or of all or a substantial part of its assets;

(g) any representation or warranty made by any Borrower herein or hereunder or in any certificates document or instrument furnished 1) pursuant hereto shall proven to have been false or incorrect in any material respect when made,

(h) default by any Borrower in the performance of any covenant or agreement contained in Article IV hereof:

(i) except as otherwise set forth herein, default by any Borrower in the performance of any other covenant or agreement contained herein or in any document or instrument required hereby or incidental or collateral hereto which shall not have been remedied within thirty (30) days after written notice thereof shall have been given to the Borrower by Citizens;

(j) default by any Borrower in the performance of any covenant or agreement contained in any agreement (other than this Agreement and the related loan documents) to which it is a party or by which it is bound involving a liability in excess of $50,000 of the Borrower which shall not be remedied within the period of time (if any) within which such other agreement permits such default to be remedied without the consent or waiver of the other party thereto, unless such default is waived or excused as a matter of law or is being contested in good faith by appropriate legal proceedings;

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

(k) failure by any Borrower to make any payment of principal or interest beyond the period of grace contained in the respective instrument or agreement evidencing any indebtedness for money borrowed in excess of $25,000 to which it is a party or by which it may be bound (unless such default is the result of a good faith dispute arising under such agreement or instrument), or default by any Borrower in the performance of any other covenant or agreement contained in any such agreement or instrument which results in the acceleration of the maturity of any indebtedness to others of the Borrower under such agreement or instrument;

(1) default by any Borrower in the performance of any covenant or agreement contained in any of the Security Agreements or other documents in favor of Citizens executed in connection with this Agreement which continues beyond any grace period provided therein;

(m) any guarantor of any Borrower's obligations shall take any action to terminate a guarantee or there shall exist any default thereunder;

(n) all or any substantial part of the property of any Borrower shall be condemned, seized or otherwise appropriated by any governmental authority or any officer or instrumentally thereof; or

(o) a judgment or judgments for the payment of money in excess of the sum of $50,000 in the aggregate (not covered by insurance) shall be Tendered against any Borrower and such judgment or judgments shall remain unsatisfied and in effect for any period of sixty (60) days without a stay of execution:,

(p) any Borrower shall fail to deposit  proceeds of Citizens's  collateral  with
Citizens:
(q)  any  Borrower  shall  deliver,  a  materially   inaccurate  Borrowing  Base
Certificate to Citizens; or

(r) there shall occur any material adverse change in the financial condition of any Borrower; then and in every such event, while such event shall be continuing, Citizens may, by written notice to the Company, declare the Credit.(and any Notes issued) to be forthwith due and payable, whereupon the Credit shall forthwith become due and payable and the right to borrow hereunder shall terminate; provided, however, that upon the happening of any event under Subsections (e) or (f) of this Article V, then the Credit shall, without the taking of any action by Citizens, immediately become due and payable and the right to borrow hereunder shall immediately terminate.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

ARTICLE VI.  MISCELLANEOUS

Section 6.01. Term of Agreement.

This Agreement shall terminate whenever all of the following conditions shall have been met: (i) all principal of and interest of the Credit and all other amounts due and payable under this Agreement have been paid and discharged in full, (ii) all other financial accommodations provided by Citizens under this Agreement shall have been terminated or an indemnity provided in a form acceptable to Citizens, (iii) the Borrowers shall have provided indemnity by cash or other collateral satisfactory to Citizens for any projected fees, expenses and other contingent liabilities, (iv) the Borrowers shall have no further right to borrow under the Credit; and (v) the Borrowers shall have provided Citizens with a general release in form acceptable to Citizens. Until each of the foregoing contributions are satisfied, Citizens shall have no obligation to release financing statements or guarantees or return any other collateral securing the obligations of the Borrowers' to Citizens. The provisions of this Article VI shall survive termination of this Agreement,

Section 6.02. Indemnity.

Each of the Borrowers agrees to indemnify and hold harmless Citizens, its participants and each of their directors, officers, agents, employees and counsel, from and against any and all losses, claims, damages, liabilities or expenses imposed on or incurred by any of them in connection with the lending relationship reflected in this Agreement except as a result of such indemnified parties' gross negligence or willful misconduct.

Section 6.03. Reinstatement.

All obligations of any Borrower, and of any guarantor or other person liable, under this Agreement or related documents shall be reinstated as though payment had never been received by Citizens if after any payment all or a portion of the amounts paid are voided, rescinded or otherwise returned upon the Borrowers insolvency, bankruptcy or reorganization.

Section 6.04. Consent to Jurisdiction.

EACH OF THE BORROWERS AND ANY GUARANTOR OF ANY BORROWER'S OBLIGATIONS UNDER THIS AGREEMENT IRREVOCABLY CONSENTS AND SUBMITS TO THE NON-EXCLUSIVE JURISDICTION 01,- THE SUPERIOR COURT IN THE COMMONWEALTH OF MASSACHUSETTS AND THE UNITED STATES DISTRICT COURT FOR THE EASTERN DISTRICT OF MASSACHUSETTS IN CONNECTION WITH ANY ACTION, PROCEEDING OR CLAIM ARISING OUT OF OR RELATING TO THIS AGREEMENT OR OTHER DOCUMENT EXECUTED IN CONNECTION WITH THIS AGREEMENT. IN ANY SUCH LITIGATION, -EACH OF THE BORROWERS AND ALL GUARANTORS WAIVE PERSONAL SERVICE AND AGREE THAT SERVICE MAY BE MADE BY CERTIFIED MAIL, IN THE CASE OF THE BORROWERS, TO THE PLACE SPECIFIED FOR NOTICES UNDER THIS AGREEMENT AND, IN THE CASE OF GUARANTORS, TO THEIR LAST KNOWN ADDRESS.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)
Section 6.05. Waiver of Jury Trial

EACH OF THE BORROWERS AND ANY GUARANTOR OF THE COMPANY'S OBLIGATIONS UNDER THIS AGREEMENT WAIVE TRIAL BY JURY IN ANY ACTION OR PROCEEDING OF ANY KIND ARISING OUT OF OR RELATING TO THIS AGREEMENT OR OTHER DOCUMENT EXECUTED IN CONNECTION WITH THIS AGREEMENT.

Section 6.06. Notices.

Except as otherwise specifically provided in this Agreement, all notices hereunder shall be deemed to have been given when delivered in person or, if mailed, when actually received by the party to whom addressed; provided, however, that any written notice given pursuant to Article V hereof shall be deemed to be effective when mailed, so long as such notice is mailed by registered or certified mail, addressed to any party at its address set forth below or at any other address notified in writing to the other parties hereto. Actual receipt shall be conclusively presumed if such notice shall be mailed by registered or certified mail, addressed to any party at its address set forth below or at any other address notified in writing to the other parties hereto by notice pursuant to this Section, and if the sender shall have received back a return receipt.

         To Citizens:               Citizens Business Credit Company
                                    28 State Street
                                    Boston, Massachusetts 02109
                                    Attention:  Ralph L. Letner
                                    Fax: (617) 725-5827

          With a copy to:           Goodwin, Procter & Hoar LLP Exchange Place
                                    Boston, Massachusetts 02109
                                    Attention: Jon D. Schneider, P.C.
                                    Fax: (617) 570-8150

           To the Borrowers:        Trans Global Services, Inc.
                                    1393 Veterans Memorial Highway
                                    Suite 307
                                    Hauppauge, NY 11788
                                    Attention: Glen R. Charles, Treasurer
                                    Fax: (516) 724-0039

           With a copy to:          Esanu Katsky Korins & Siger, LLP
                                    605 Third Avenue
                                    New York, NY 10158
                                    Attention:  Asher S. Levitsky, P.C.
                                    Fax: (212) 953-6899

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

Section 6.07. No Waiver.

No failure to exercise, and no delay in exercising, on the part of Citizens, any right, power or privilege hereunder shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies herein provided are cumulative and not exclusive of any rights or remedies provided by law.

Section 6.08. Setoff.

Any sums due from Citizens, Citizens RI or other affiliate of Citizens to any of the Borrowers, any property of any of the Borrowers in the possession of Citizens, Citizens RI other affiliate of Citizens and any balance in any of the Borrowers' account with the Depository Bank may be held and treated as collateral security for the payment of the obligations of the Borrowers to Citizens and may be applied to the payment of such obligations regardless of the adequacy of other collateral. Any sums due from any financing institution that may participate in the Credit or property of the Borrowers in the possession of such institution may be held as collateral security for the payment of the obligations of the Borrowers to Citizens as if such institution had extended the Credit directly to the Borrowers and may be applied to the payment of such obligations regardless of the adequacy of other collateral.

Section 6.09. Construction.

This Agreement shall be deemed to be a contract made under the laws of the Commonwealth of Massachusetts, and shall be construed in accordance with the laws of the Commonwealth of Massachusetts. The descriptive headings of the several Sections hereof.

Section 6. 1 0. Entire Agreement.

This Agreement and the other documents referred to in this Agreement represent the entire agreement between Citizens, the Borrowers, and any I Guarantors and are intended to supersede and replace any prior proposals, commitments, agreements or negotiations whether written or oral.

Section 6.11. Amendments-Waivers and Consents.

The parties contemplate an arrangement which will involve frequent oral discussion. However, the Borrowers and other parties interested in this lending relationship understand and agree that this Agreement and other documents executed in connection with this Agreement may be amended only in writing signed by Citizens and that Citizens will not be legally bound with respect to any aspect of the lending relationship except as set forth in writing signed by Citizens. Compliance by the Borrowers with any term, covenant or condition of this Agreement may be omitted or waived (either generally or in a particular instance and either retroactively or prospectively) only by a consent or consents in writing signed by Citizens.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


Section 6.12. Counterparts.

This Agreement may be executed in any number of counterparts which together shall constitute one Agreement.


                 [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]
                        [SIGNATURE PAGE FOLLOWS]

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date first above written.


         BORROWERS:

                     TRANS GLOBAL SERVICES, INC.
                     By: Joseph G. Sicinski
                     Title:  President

                     TGS SERVICES, INC.
                     By: Joseph G. Sicinski
                     Title:  President

                     AVIONICS RESEARCH HOLDINGS, INC.
                     By:  Joseph G. Sicinski
                     Title:  President

                     RESOURCE MANAGEMENT INTERNATIONAL, INC.
                     By: Joseph G. Sicinski
                     Title:  President

                     AVIONICS RESEARCH CORPORATION
                     By:  Joseph G. Sicinski
                     Title:  President

                     AVIONICS RESEARCH CORPORATION OF FLORIDA
                     By:  Joseph G. Sicinski
                     Title:  President


        LENDER:
                     CITIZENS BUSINESS CREDIT COMPANY
                     By:  Ralph L. Letner
                     Title: President

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

                             REVOLVING CREDIT NOTE

    $7,500,000.00                                           April 23,   1998

FOR VALUE RECEIVED, the undersigned (the "Borrowers"), jointly and severally hereby promise to pay to the order of Citizens Business Credit Company, a division of Citizens Leasing Corporation, a Rhode Island corporation ("Citizens"), in lawful money of the United States of America in immediately available funds at its office at 28 State Street, Boston, Massachusetts 02109, the principal sum of Seven Million Five Hundred Thousand Dollars ($7,500,000.00) or such lesser sum as may from time to time be outstanding under the terms of a Credit Agreement between the Borrowers and Citizens of even date herewith (the "Credit Agreement").

The Borrowers promise to pay interest on the unpaid principal balance at the rates and at the times provided in the Credit Agreement. This Note may be prepaid only in accordance with the terms of the Credit Agreement.

This Note will become due and payable at the Maturity Date (as defined in the Credit Agreement) and earlier upon the occurrence of an Event of Default (as defined in the Credit Agreement). The undersigned agree to pay all legal fees and other costs or collection of this Note.

No delay or omission on the part of the holder in exercising any right hereunder shall operate as a waiver of such right, nor shall any waiver on one occasion be deemed to be an amendment or waiver of any such right with respect to any future occasion. The undersigned and every endorser and guarantor of this Note regardless of the time, order or place of signing hereby waives presentment, demand, protest and notice of every kind and assents to any one or more indulgences, to any substitution, exchange or release of collateral (if at any time there be available collateral to the holder of this Note) and to the addition or release of any other party or persons primarily or secondarily liable.

This Note shall be governed and construed under the laws of the of the Commonwealth of Massachusetts and shall be deemed to be under seal.

                    {REMAINDER OF PAGE INTENTIONALLY, LEFT BLANK}
                              {SIGNATURE PAGE, FOLLOWS}

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)



  Signature Page of Revolving Credit Note for
  $7,500,00  in favor- of Citizens Business
  Credit Company, a division of  Citizens
  Leasing Corporation - Page 2 of 2


                                   TRANS GLOBAL SERVICES, INC.
                                   By: Joseph G. Sicinski
                                   Title:  President

                                   TGS SERVICES, INC.
                                   By: Joseph G. Sicinski
                                   Title:  President

                                   AVIONICS RESEARCH HOLDINGS, INC.
                                   By:  Joseph G. Sicinski
                                   Title:  President

                                   RESOURCE MANAGEMENT INTERNATIONAL, INC.
                                   By: Joseph G. Sicinski
                                   Title:  President

                                   AVIONICS RESEARCH CORPORATION
                                   By:  Joseph G. Sicinski
                                   Title:  President

                                   AVIONICS RESEARCH CORPORATION OF FLORIDA
                                   By:  Joseph G. Sicinski
                                   Title:  President


WITNESS:

Glen R. Charles

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

                              PLEDGE AGREEMENT


THIS PLEDGE AGREEMENT dated as of April 23, 1998, made between AVIONI("S RESEARCH HOLDINGS, INC., a New York corporation (the "Pledgor"), to CITIZENS BUSINESS CREDIT COMPANY, a division of Citizens Leasing Corporation, a Rhode Island corporation (hereinafter referred to as "CITIZENS").

                                  RECITALS

WHEREAS, the Pledgor is the legal and beneficial owner of all the issued and outstanding shares of capital stock of

WHEREAS, Pledgor, its affiliates and CITIZENS are parties, to a Credit Agreement of even date herewith (as amended from time to time, the "Credit Agreement");

NOW, THEREFORE, in consideration of the premises and for other valuable consideration, the receipt and sufficiency of which are hereby mutually acknowledged by the parties hereto, it is hereby agreed as follows:

1 . Definitions. Any capitalized term used in this Agreement which is not otherwise expressly defined herein shall have the meaning ascribed thereto in the Credit Agreement. In addition, the following terms shall have the respective meanings set forth below:

"Collateral" shall mean the Stock and any other property now or hereafter pledged to CITIZENS hereunder (whether described herein or not) and all income therefrom, increases therein and proceeds thereof.

"Obligations" shall mean and include all indebtedness and other liabilities and obligations of the Pledgor to CITIZENS including, without limitation, the Credit as defined in the Credit Agreement, any reasonable costs and expenses incurred by CITIZENS in attempting to collect or enforce any of the foregoing, and any and all other liabilities and obligations of every name and nature whatsoever of the Borrower to CITIZENS whether such liabilities and obligations be direct or indirect, absolute or contingent, secured or unsecured, now existing or hereafter arising or acquired, due or to become due including, without limitation and without-. regard as to whether or not contemplated at the time of this Agreement, any extensions of credit hereinafter made by CITIZENS to the Borrower, any obligations of the Borrower acquired by CITIZENS, and any guaranties by the Borrower of obligations owed by others to CITIZENS.

"Stock" shall mean all of the shares of capital stock listed on Schedule I attached hereto and any additional shares of stock of any corporation or company at the time pledged with CITIZENS hereunder. The term "Stock" shall include any and all new, substituted or additional securities issued by reason of any stock dividend, distribution, reclassification, readjustment, merger or other change declared by or made in the capital structure of any of the issuers of securities constituting the Stock or issued by reason of the exercise of subscription warrants or other rights or options issued in connection with the ownership of securities constituting the Stock. All such new, substituted or additional stock, or other securities shall be delivered to CITIZENS, endorsed in form reasonably satisfactory to CITIZENS, and shall be held under the terms hereof.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

     The term "Stock" shall further include all cash or non-cash income from the shares of stock pledged hereunder, all increases thereii.1 and proceeds thereof, other than dividends or interest received by the Pledgor pursuant to Section 5 hereof.

2. Pledge. As security for the payment and performance of the Obligations, the Pledgor hereby pledges and grants to CITIZENS, for its benefit and the ratable benefit of the Lenders and their respective successors, transferees and assigns, a security interest in the Collateral. The certificates for the Stock, accompanied by stock powers or other appropriate instruments of assignment, endorsed in blank, have been delivered to CITIZENS to be held by CITIZENS subject to the terms and conditions hereinafter set forth.

3. Title to the Collateral. The Pledgor represents and warrants that:

it is the legal and beneficial owner of all of the Collateral free and clear of all liens, encumbrances, security interests and other charges except as created hereby; (ii) it has all necessary right, power and authority to enter into this Agreement and to grant the security interest and make the assignment provided herein; and that it will defend CITIZENS's and the Lenders' right, title, special property and security interest in and to the Collateral against the claims or demands of any person, firm, corporation or other legal entity or any governments agency or authority; (iii) the information set forth in Schedule I attached hereto is complete and correct in all respects and, except as set forth on such Schedule, the Pledgor does not own any stock or other securities or evidence of indebtedness of any of its Subsidiaries (other than the Inactive Subsidiaries); and (iv) each share of Stock has been validly issued to the Pledgor and is fully paid and non-assessable.

4. Rights and Duties of CITIZENS with respect to Collateral. Beyond the exercise of reasonable care to assure the safe custody of securities and notes constituting Collateral while in CITIZEN's possession, CITIZENS shall not be under any duty to collect or protect the Collateral or income thereon or to preserve rights pertaining thereto and shall be relieved of all responsibility for the Collateral upon surrendering it to the Pledgor.

5. Registration, Dividends and Voting Rights with respect to Stock. CITIZENS may, at any time after an Event of Default has occurred hereunder and is continuing, at its option, transfer any of the Stock into its own name or the name of any nominee acting on CITIZENS's behalf. So long as no Event of Default has occurred, the Pledgor shall be entitled to receive and retain any dividends or interest paid in cash with respect to the Stock and shall retain all voting rights incident to ownership of the Stock; provided, however, that no vote shall be cast or consent, waiver or ratification given by the Pledgor if the effect thereof would be inconsistent with the terms of this Agreement or the Credit Agreement or the rights of CITIZENS and the Lenders hereunder and thereunder.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


     After the occurrence and during the continuance of an Event of Default, (a) CITIZENS shall have the sole right to receive any dividends, interest or distributions with respect to the Stock, and shall hold the same as security hereunder or apply the same against any of the Obligations, and (b) CITIZENS shall be expressly empowered to exercise all powers of voting and consent with respect to the Stock, and CITIZENS is authorized to provide a copy of this Agreement to the transfer agent for the common stock of any issuer of the Stock as conclusive evidence of the registration, voting and other rights herein granted. In order to permit the Pledgor to exercise powers of voting and consent and to receive cash dividends prior to an Event of Default, CITIZENS shall, from time to time, upon written request of the Pledgor and at Pledgor's expense, execute and deliver to the Pledgor appropriate proxies and dividend or payment orders.

6. Events of Default, Remedies.

(a) Upon the occurrence and during the continuance of an Event of Default, CITIZENS may declare this Agreement to be in default and shall thereafter have the following rights and remedies, in addition to the rights and remedies of a secured party under the Uniform Commercial Code of Massachusetts, all such rights and remedies being cumulative and not exclusive, and enforceable alternatively, successively or concurrently, at such time or times as CITIZENS deems expedient:

(i) if CITIZENS so elects, CITIZENS may vote any or all shares of the Stock (whether or not the same shall have been transferred into its name or the name of its nominee or nominees) for any lawful purpose, including, without limitation, for the removal of existing officers and directors, the election of new officers and directors, the liquidation of the assets of the issuer thereof, and give all consents, waivers and ramifications in respect of the Stock and otherwise act with respect thereto as though it were the outright owner thereof (the Pledgor hereby irrevocably constituting and appointing CITIZENS the proxy and attorney-in-fact of the Pledgor, with full power of substitution, to do so);

(ii) CITIZENS may demand, sue for, collect or make any compromise or settlement CITIZENS deems suitable in respect of any Collateral;

(iii) CITIZENS may sell, resell, assign and deliver, or otherwise dispose of any or all of the Collateral, for cash or credit or both and upon such terms at such place or places, at such time or times and to such entities or other persons as CITIZENS deems expedient, all without demand for performance by the Pledgor or any notice or advertisement whatsoever except as expressly provided herein or as may otherwise be required by law;

CITIZENS may cause all or any part of the Collateral held by it to be transferred into its name or the name of its nominee or nominees; and

(a) CITIZENS may set off against the Obligations any and all sums deposited with it or held by it, including without limitation, any income or proceeds received on account of the Collateral.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


(b) In the event of any  disposition  of any  Collateral  as  provided in clause
(iii) of Section 6(a), CITIZENS shall give to the Pledgor at least ten (10) days' prior written notice of the time and place of any public sale of such Collateral or of the time after which any private sale or any other intended disposition is to be made. The Pledgor hereby acknowledges that ten (10) days prior written notice of such sale or sales shall be reasonable notice. CITIZENS may enforce its rights hereunder without any other notice and without compliance with any other condition precedent now or hereafter imposed by statute, rule of law or otherwise (all of which are hereby expressly waived by the Pledgor, to the fullest extent permitted by law). CITIZENS and the Lenders may buy any part or all of the Collateral at any public sale and if any part or all of the Collateral is of a type customarily sold in a recognized market or is of the type which is the subject of widely-distributed standard price quotations, CITIZENS may buy at private sale and may make payments thereof by any means.

(c) The Pledgor recognizes that CITIZENS may be unable to effect a public sale of the Collateral by reason of certain prohibitions contained in the Securities Act of 1933, as amended (the "Securities Act"), federal banking laws, and other applicable laws, rules or regulations, but may be compelled to resort to one or more private sales thereof to a restricted group of purchasers. The Pledgor agrees that any such private sales may be at prices and other terms less favorable to the seller than if sold at public sales and that such private sales shall not by reason thereof be deemed not to have been made in a commercially reasonable manner. CITIZENS shall be under no obligation to delay a sale of any of the Collateral for the period of time necessary to permit the issuer of such securities to register such securities for public sale under the Securities Act, or such other federal banking or other applicable laws, even it' the issuer would agree to do so. CITIZENS agrees that, taking the foregoing into account any sale of the Collateral shall be made in a commercially reasonable manner, and the Pledgor agrees to use its best efforts to cause the issuer or issuers of the Collateral contemplated to be sold, to execute and deliver, and cause the directors and officers of such issuer to execute and deliver, all at the Pledgor's expense, all such instruments and documents, and to do or cause, to be done all such other acts and things as may be necessary to exempt such Collateral from registration under the provisions of the Securities Act, and to make all amendments to such instruments and documents which, in the opinion of CITIZENS, are necessary or advisable, all in conformity with the requirements of the Securities Act and the rules and regulations of the Securities and Exchange Commission applicable thereto. The Pledgor further agrees to use its best efforts to cause such issuer or issuers to comply with the provisions of the securities or "Blue Sky" laws of any jurisdiction which CITIZENS shall designate and, if required, to cause such issuer or issuers to make available to its security holders, as soon as practicable, an earnings statement (which need not be audited) which will satisfy the provisions of applicable securities laws.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


(d) The Pledgor further agrees to do or cause to be done all such other acts and things as may be reasonably necessary to make any sales of any portion or all of the Collateral pursuant to this Section 6 valid and binding and in compliance with any and all applicable laws (including, without limitation, the Securities Act of 1933, the Securities Exchange Act of 1934, as amended, the rules and regulations of the Securities and Exchange, Commission applicable thereto and all applicable state securities or "Blue Sky" laws), regulations, orders, writs, injunctions, decrees or awards of any and all courts, arbitrators or governmental instrumentalities, domestic or foreign, having jurisdiction over any such sale or sales, all at the Pledgor's expense. The Pledgor further agrees that a breach of any of the covenants contained in this Section 6 will cause irreparable injury to CITIZENS and the Lenders, that CITIZENS and the Lenders have no adequate remedy at law in respect of such breach and, as a consequence, agrees that each and every covenant contained in this Section 6 shall be specifically enforceable against the Pledgor and the Pledgor hereby waives and agrees not to assert any defenses against an action for specific performance of such covenants.

7. Marshalling. CITIZENS shall not be required to marshal any present or future security for (including but not limited to this Agreement and the Collateral), or other assurances of payment of, the Obligations or any of them, or to resort to such security or other assurances of payment in any particular order. All of CITIZENS's rights hereunder and in respect of such security and other assurances of payment shall be cumulative and in addition to all other rights, however existing or arising. To the extent that it lawfully may, the Pledgor hereby agrees that it will not invoke any law relating to the marshalling of collateral that might cause delay in or impede the enforcement of CITIZENS's rights under this Agreement or under any other instrument evidencing any of the Obligations or under which any of the Obligations is outstanding or by which any of the Obligations is secured or payment thereof is otherwise assured, and, to the extent that it lawfully may, the Pledgor hereby irrevocably waives the benefits of all such laws.

8. Application of Proceeds. The proceeds of all sales and collections, and any other moneys, the application of which is not otherwise provided for herein, shall be applied as follows:

First, to the payment of the reasonable costs and expenses of CITIZENS incurred in connection with such sale or sales and collections of the Collateral, including, without limitation, the expenses of retaking, holding, preparing for sale, selling and the like and reasonable attorneys' fees;

Second, any surplus then remaining to the payment of the Obligations in accordance with the provisions of the Credit Agreement; and

Third, any surplus then remaining shall be delivered to the Pledgor.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

9. Covenants. The Pledgor agrees that until satisfaction in full of the Obligations, the Pledgor will not, unless CITIZENS otherwise consents in writing, (i) enter into or make any agreement or covenant which would prevent the Pledgor from making any sale, assignment, transfer, exchange, pledge, hypothecation or disposition of any of the Collateral except to the extent that such agreement or the Pledgor's inability to comply with such covenant upon the sale, transfer or other disposition of the Collateral would not have a material adverse effect on the value of the Collateral, or (ii) create any lien or encumbrance on or security in the Collateral in favor of any party other than CITIZENS, or (iii) sell, transfer or otherwise dispose of all or any portion of the Collateral, other than as expressly permitted by the Credit Agreement. In connection with any such disposition permitted by the Credit Agreement, CITIZENS agrees, at the Pledgor's sole expense, to take all such actions as are reasonably required to release the lien granted hereunder or that portion of the Collateral so disposed of.

10. Further Assurances. The Pledgor will at any time and from time to time upon the written request of CITIZENS, join in the execution and filing of appropriate Uniform Commercial Code financing statements and will also do, make, execute and deliver all such additional and further acts, things, deeds, instruments, documents and assurances (including, without limitation, Federal Reserve Form U-1) as CITIZENS may reasonably request in order to perfect and protect more completely CITIZENS's rights hereunder and its security interest in the Collateral and to carry out the terms of this Agreement. CITIZENS, in its own name or in the name of the Pledgor, may likewise take such steps in case the Pledgor shall fail to do @;o. All reasonable costs and expenses incurred by CITIZENS or the Pledgor in connection with anything contemplated hereunder, including without limitation, reasonable legal fees and other costs and expenses relating to any judicial proceedings, shall be borne by the Pledgor, and to the extent they are paid or incurred by CITIZENS, shall be reimbursed, with interest, by the Pledgor upon demand.

11. Waiver of Demands. Notices, Diligence, etc, The Pledgor hereby assents to all the terms and conditions of the Obligations and, except to the extent expressly provided in the Credit Agreement, waives (a) demand for the payment of the principal of any Obligation or of any claim for interest or any part of any thereof; (b) notice of the occurrence of a default or of an event of default under any Obligation; (c) protest of the nonpayment of the principal of any Obligation or of any claim for interest or any part of any thereof; (d) notice of presentment, demand or protest; (e) notice of any indulgences or extensions granted to the Pledgor or to any other person or entity which shall have succeeded to or assumed the obligations of the Pledgor; (f) any requirement of diligence or promptness on the part of CITIZENS in the enforcement :)f any of its rights under the provisions of any Obligation or of this Pledge Agreement;
(g) any enforcement of any Obligation; (h) any right which the Pledgor might have to require CITIZENS to proceed against any guarantor of the Obligations or to realize on any collateral security therefor; and (i) any and all notices of every kind and description which may be required to be given by any statute or rule of law in any jurisdiction except as provided herein. The waivers set forth in this Section shall be effective notwithstanding the fact that the Pledgor ceases to exist by reason of its liquidation, merger, consolidation or otherwise.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

12. Information. The Pledgor agrees to provide CITIZENS with such information with respect to the Collateral as CITIZENS shall reasonably request from time to time and to notify CITIZENS promptly of all actions and events which could reasonably be expected to have a material adverse effect upon the Collateral.

13. Termination. This Agreement shall terminate upon the later of payment and satisfaction in full of all Obligations or the termination of the Credit Agreement, whereupon the Pledgor shall be entitled to the return of such Collateral in the possession or control of the Pledgee as has not theretofore been disposed of pursuant to the provisions hereof and as to which the Pledgee has not received written instructions from the Pledgor to deliver all or part of such Collateral to a party other than the Pledgor, together with any moneys and other property of the Pledgor at the time held by the Pledgee hereunder,

14. Notices. Unless specified otherwise, all notices and other communications made or required to be given pursuant to this Agreement shall be in writing and shall be mailed b)7 United States mail, postage prepaid, or delivered by hand or by nationally-recognized overnight courier service, or sent by telegraph, telex or electronic facsimile transmission, confirmed in writing, addressed to the parties hereto at its address indicated below or at any other address as any party shall from time to time designate in writing to the other parties hereto:

(a) If to CITIZENS, as follows:

                           Citizens Business Credit Company
                           28 State Street
                           Boston, MA 02109
                           Attention:      Ralph L. Letner
                           Telefax: (617) 725-5827
     With a copy to:
                           Goodwin, Procter & Hoar LLP
                           Exchange Place
                           53 State Street
                           Boston, MA 02109-2881
                           Attention:      Jon D. Schneider, P.C.
                           Telefax: (617) 570-8150

 (b)    If to the Pledgor, at:

                           Avionics Research Holdings, Inc.
                           1393 Veterans Memorial Highway, Suite 307
                           Hauppauge, NY 11788
                           Attention:     Glen R. Charles, Treasurer
                           Fax: (516) 724-0039

      With copies to:
                           Esanu Katsky Korins & Siger, LLP
                           605 Third Avenue
                           New York, NY 10158
                           Attention:     Asher S. Levitsky, P.C.
                           Fax: (212) 953-6899

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


Any notice so addressed shall be deemed to have been given (i) when delivered by hand, (ii) three Business Days after deposited in the United States mails, registered or certified mail, postage prepaid, (iii) one Business Day after deposit with a nationally-recognized overnight courier or delivery service, and
(iv) when sent by telex, telegraph or electronic facsimile transmission, answerback received.

15. Miscellaneous.

(a) No course of dealing between the Pledgor and CITIZENS, and no failure to exercise nor any delay in exercising on the part of CITIZENS, any right, power or privilege hereunder or under any other instrument or agreement, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder or thereunder preclude any other or further privilege. The rights and remedies herein provided are cumulative and are in addition to, and not exclusive of any rights or remedies provided under any other agreement or by law, including, without limitation, the rights and remedies of a secured party under the Uniform Commercial Code.

(b) This Agreement is subject to amendment or modification only by a writing signed by the Pledgor and CITIZENS. The Collateral shall secure all Obligations.

(c) In case any provision of this agreement shall be determined to be invalid or unenforceable under applicable law, such provision shall, insofar as possible, be construed or applied in such manner as will permit enforcement; otherwise this Agreement shall be construed as though such provision had never been made a part hereof.

(d) This Agreement is intended to take effect as a sealed instrument governed by the laws of The Commonwealth of Massachusetts and shall inure to the benefit of CITIZENS and its successors and assigns and shall be binding upon the Pledgor and its successors and assigns.

16. WAIVER OF JURY TRIAL. CITIZENS AND THE PLEDGOR AGREE THAT NONE OF THEM NOR ANY OF THEIR RESPECTIVE ASSIGNEES OR SUCCESSORS SHALL (A) SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM OR ANY OTHER ACTION BASED UPON OR ARISING OUT OF, THIS AGREEMENT, ANY RELATED INSTRUMENTS, ANY COLLATERAL OR THE DEALINGS OR THE RELATIONSHIP BETWEEN OR AMONG ANY OF THEM, OR (B) SEEK TO CONSOLIDATE ANY SUCH ACTION WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT BE OR HAS NOT BEEN WAIVED. THE PROVISIONS OF THIS PARAGRAPH HAVE BEEN FULLY DISCUSSED BY CITIZENS AND THE PLEDGOR, AND THESE PROVISIONS SHALL BE SUBJECT TO NO EXCEPTIONS. NEITHER CITIZENS OR THE PLEDGOR HAS AGREED WITH OR REPRESENTED TO THE OTHERS THAT THE PROVISIONS OF THIS PARAGRAPH WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


IN WITNESS WHEREOF, the Pledgor and CITIZENS have caused this Agreement to be duly executed and delivered under seal by their officers thereunto duly authorized as of the day and year first above written.

                             AVIONICS RESEARCH HOLDINGS, INC.
                             By:  Joseph  G. Sicinski
                             Title:    President

                             CITIZENS BUSINESS CREDIT  COMPANY
                             By:   Ralph L. Letner
                             Title: Vice President

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)
                               SECURITY AGREEMENT

Agreement made as of this 23rd day of April, 1998, by and between TRANS GLOBAL SERVICES, INC., a Delaware corporation; TGS SERVICES, INC., a Delaware corporation ("TGS"); AVIONICS RESEARCH HOLDINGS, INC., a New York corporation; RESOURCE MANAGEMENT INTERNATIONAL, INC., a Delaware corporation; AVIONICS RESEARCH CORPORATION, a New York corporation; and AVIONICS RESEARCH CORPORATION OF FLORIDA, a Florida corporation (hereinafter collectively the "Borrowers") and CITIZENS BUSINESS CREDIT COMPANY, a division of Citizens Leasing Corporation, a Rhode Island corporation (hereinafter referred to as "Citizens").

                                WITNESSETH:
     WHEREAS, the Borrowers have entered into a Credit Agreement with CITIZENS of even date herewith (as amended from time to time, the "Credit Agreement") providing for the establishment by CITIZENS of a credit facility in favor of the Borrowers;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, it is hereby agreed as follows:

1. Security Interest. Each of the Borrowers grants CITIZENS a security interest (the "Security Interest") in all accounts, inventory, equipment and other goods, documents, instruments, chattel paper and general intangibles (as such terms are defined by the Uniform Commercial Code) in which such Borrower now has or hereafter acquires any right and the proceeds therefrom (including, without limitation, proceeds of insurance and proceeds in deposit accounts) and accessions thereto as more particularly set forth in Exhibit A (the Collateral

2. Secured Obligations. The Security Interest shall secure the following obligations (the "Obligations"):

     (a) The prompt and complete payment when due (whether by acceleration or otherwise) of the Revolving Credit (as defined in the Credit Agreement); (b) Any and all other liabilities and obligations of every name and nature whatsoever of any of the Borrowers to CITIZENS whether such liabilities and obligations be direct or indirect, absolute or contingent, secured or unsecured, now existing or hereafter arising or acquired, due or to become due including, without limitation and without regard as to whether or not contemplated at the time of this Agreement, any extensions of credit hereinafter made by CITIZENS to any of the Borrowers, any obligations of any of the Borrowers acquired by CITIZENS, and any guaranties by any of the Borrowers of obligations owed by others to CITIZENS.

3. Financing Statements and Other Action. Each of the Borrowers agree to do all acts which CITIZENS reasonably deems necessary or desirable to protect and enforce the Security Interest including, but not limited to, the execution of financing, continuation, amendment and termination statements and similar instruments. Each of the Borrowers hereby irrevocably appoints CITIZENS as the Borrower's attorney-in-fact (which power is coupled with an interest) to do all acts which the Borrower may be required to do under this Paragraph.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

4. Debtor's Place of Business. Each of the Borrowers warrants that its places of business, chief executive office, the location where the records concerning its accounts and contract rights are located and the record owners of any real estate on which any of the Collateral is located are as set forth on Exhibit B attached hereto. Each of the Borrowers agrees to notify CITIZENS of the addition or discontinuance of any place of business, chief executive office or any change in the information contained on Exhibit B. None of the Collateral shall be removed from the locations specified on Exhibit B other than sales in the ordinary course of business unless CITIZENS is given thirty (30) days prior written notice of such removal, which notice shall state the location or locations to which the Collateral will be removed. Each of the Borrowers represents that all of the Collateral presently is located at the locations set forth on Exhibit B and agrees that the Collateral will remain at such locations and at such other locations of which CITIZENS receives notice in accordance with this Paragraph 4.

5. Name. Each of the Borrowers warrants that its precise legal name is set forth in the introduction to this Agreement and agrees to notify CITIZENS immediately of any change in the Borrower's legal name.

6. Encumbrances. Each of the Borrowers represents that it has title to the Collateral and that there are no sums owed or claims, liens, security interests or other encumbrances against the Collateral other than those permitted by the Credit Agreement. Each of the Borrowers agrees to notify CITIZENS of any lien (except inchoate liens arising by the operation of law), security interest or other encumbrance securing an obligation in excess of $50,000 against the Collateral (even though permitted by the Credit Agreement). Each of the Borrowers shall defend the Collateral against any claim, lien, security interest or other encumbrance adverse to CITIZENS, except for liens permitted by the Credit Agreement.

7. Maintenance of Collateral. The Borrowers shall preserve the Collateral for the benefit of CITIZENS. Without limiting the generality of the foregoing, the Borrowers shall:

          (a) sell inventory only in the ordinary course of business;
          (b) preserve all beneficial contract rights to the extent commercially reasonable;
          (c) take commercially reasonable steps to collect all accounts; and
          (d) pay all taxes, assessments or other charges on the Collateral when due, except to the extent otherwise permitted by the Credit Agreement.

8. Collection. CITIZENS may communicate with account debtors in order to verify the existence, amount and terms of any accounts or contract rights under procedures approved by the Borrowers which approval will not be unreasonably withheld. The Borrowers will maintain such lockbox or blocked accounts as CITIZENS shall specify. All proceeds of Collateral in the possession of the officers, employees or agents of the Borrowers shall be field in trust for the benefit of CITIZENS. All proceeds of Collateral including, without limitation, collections from accounts and proceeds from cash sales of Collateral shall be deposited into such lockbox or blocked accounts or remitted directly to CITIZENS.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


At any time after the occurrence and during the continuance of an Event of Default, CITIZENS (a) may notify account debtors of the Security Interest and require that payments on accounts and returns of goods be made directly to CITIZENS; (b) may require the Borrowers to notify account debtors and indicate on all billings that payments and returns are to be made directly to CITIZENS; and (c) may collect, compromise, endorse, sell or otherwise deal with the accounts or proceeds thereof in its own name or in the name of the Borrowers.

If any of the Borrowers' accounts or contract rights arise out of contracts with a governmental body subject to the Federal Assignment of Claims Act or a similar statute, the Borrowers shall notify CITIZENS thereof in writing and identify any such accounts separately on any Borrowing Base Certificate delivered to CITIZENS. Upon request of CITIZENS, the Borrowers shall execute any instruments and take any action required by law to ensure that all monies due and to become due under such contract shall be paid directly to CITIZENS.

9. Insurance. The Borrowers shall maintain insurance covering the Collateral ,Is provided in the Credit Agreement. All such insurance policies with respect to Collateral shall be written so as to be payable in the event of loss under an applicable secured party's endorsement, shall provide for thirty (30) days prior written notice to CITIZENS of cancellation or modification, and shall contain an endorsement providing that the insurer cannot withhold payment to CITIZENS on account of any action by the Borrowers. CITIZENS is hereby irrevocably appointed as attorney-in-fact (which power is coupled with an interest) to collect the proceeds of such insurance, to settle any claims with the insurers in the event of loss or damage, to endorse settlement drafts, to cancel, assign or surrender any insurance policies; provided, however, that CITIZENS will not exercise the foregoing power of attorney except after the occurrence and during the continuance of an Event of Default.

10. Additional Provisions Concerning the Collateral.

          (a) Each of the Borrowers hereby irrevocably appoints Citizens as the Borrower's attorney-in-fact (which such power of attorney is coupled with an interest) with full authority in the place and stead of the Borrower and in the name of the Borrower or otherwise, from time to time after the occurrence and during the continuation of an Event of Default, to take any action or execute any instrument which CITIZENS may deem necessary or advisable to accomplish the purposes of this Agreement to the extent permitted by applicable law, including, without limitation: (i) to ask, demand, collect, sue for, recover, compound, receive, and give acquittance and receipts for moneys due and to become due under or in respect of any of the Collateral; (ii) to receive, endorse, and collect any checks, drafts, letters of credit, or other instruments, documents, and chattel paper in connection with clause (i) above; (iii) to sign Borrower's names on any invoice or bill of lading relating to any account, on drafts against customers, on schedules and assignments of accounts, on notices of assignment, financing statements and other public records, on verification of accounts and on notices to customers (including notices directing customers to make payment direct to CITIZENS);

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

          (iv) to notify the post office authorities to change the address for delivery of its mail to an address designated by CITIZENS; (v) to receive, open and process all mail addressed to Borrower; (vi) to send requests for verification of accounts to customers; and (vii) to file any claims or take any action or institute any proceedings in the name of the Borrower which CITIZENS may deem necessary or desirable for the collection of any of the Collateral or otherwise to enforce the rights of CITIZENS with respect to any of the Collateral.

          (b) If any of the Borrowers fails to perform any agreement contained herein, CITIZENS may itself perform, or cause performance of, such agreement or obligation, and the costs and expenses of CITIZENS incurred in connection therewith shall be payable by the Borrowers on demand and shall be secured by the Collateral. All such expenditures shall bear interest at the rate specified in the Credit Agreement for obligations outstanding after an Event of Default.

          (c) The powers conferred on CITIZENS under this Agreement are solely to protect its interest in the Collateral and shall not impose any duty upon CITIZENS to exercise any such powers. Except for the safe custody of any Collateral in its possession and the accounting for moneys actually received by it hereunder, the CITIZENS shall have no duty as to any Collateral or as to the taking of any necessary steps to preserve rights against prior parties or any other rights pertaining to any Collateral.

          (d) Anything herein to the contrary notwithstanding, (i) the Borrowers shall remain liable under any contracts and agreements relating to the Collateral to the extent set forth therein to perform all of their obligations thereunder to the same extent as if this Agreement had not been executed; (ii) the exercise by CITIZENS of any of its rights hereunder shall not release the Borrowers from any of its obligations under the contracts and agreements relating to the Collateral; and (iii) CITIZENS shall not have any obligation or liability by reason of this Agreement under any contracts and agreements relating to the Collateral, nor shall CITIZENS be obligated to perform any of the obligations or duties of the Borrowers thereunder or to take any action to collect or enforce any claim for payment assigned hereunder.

11. Fixtures. It is the intention of the Borrowers that none of the equipment, machinery or other property securing the Obligations hereunder shall become fixtures.

12. Default. If any one or more of the following events (herein referred to as "Events of Default") shall occur:

          (a) Any of the Borrowers shall fail to perform or observe any provision of this Agreement and such default shall continue for a period of ten (10) days after written notice from CITIZENS; or

          (b) An Event of Default shall have occurred under the Credit Agreement; then, CITIZENS shall have (a) the right to accelerate any or all of the Obligations, and (b) all of the rights and remedies set forth in Section 13 below.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

13. Remedies. CITIZENS shall have all of the rights and remedies of a secured party under the Uniform Commercial Code and shall have full power and authority to sell or otherwise dispose of the Collateral or any part thereof. Any such sale or other disposition, subject to the provisions of applicable law, may be by public or private proceedings and may be made by one or more contracts, as a unit or in parcels, at such time and place, by such method, in such manner and on such terms as CITIZENS may determine. Except as required by law, such sale or other disposition may be made without advertisement or notice of any kind or to any person. Where reasonable notification of the time or place of such sale or other disposition is required by law, such requirement shall have been met if such notice is delivered as provided in the Agreement, at least ten (10) days before the time of such sale or other disposition. Upon notice from CITIZENS, the Borrowers shall assemble the Collateral at a time and place specified by CITIZENS. To the extent permitted by law, CITIZENS or any other holder of the Obligations may buy any or all of the Collateral upon any sale thereof. To the extent permitted by law, upon any such sale or sales, the Collateral so purchased shall be held by the purchaser absolutely free from any claims or rights of whatsoever kind or nature, including any equity of redemption or any similar rights, all such equity of redemption and any similar rights being hereby expressly waived and released by the Borrowers. In the event, any consent, approval or authorization of any governmental agency shall be necessary to effectuate any such sale or sales, the Borrowers shall execute, as necessary, all applications or other instruments as may be required.

CITIZENS may commence proceedings in any court of competent jurisdiction for the appointment of a receiver (which term shall include a receiver-manager) of the Collateral or of any part thereof. Upon the occurrence and during the continuation of an Event of Default, the Borrowers consent to appointment of a receiver. CITIZENS may, if permitted without the commencement of a proceeding, appoint any person to be a receiver of the Collateral or arty part thereof and may remove any receiver so appointed and appoint another in his stead. tiny such receiver appointed by CITIZENS, or a court at the request of CITIZENS, shall have power (i) to take possession of the Collateral or any part thereof; (ii) to carry on the business of the Borrowers; (iii) to borrow money on the security of the Collateral for the maintenance, preservation or protection of the Collateral or any part thereof or for the carrying on of the business of the Borrowers; and
(iv) to sell, lease or otherwise dispose of the whole or any part of the Collateral at public auction, by public tender or by private sale, either for cash or upon credit, at such time and upon such terms and conditions as the receiver may determine; provided that CITIZENS shall not be in any way responsible for any misconduct or negligence of any such receiver.

CITIZENS is granted permission to use all of the Borrowers' trademarks, trade styles, trade names, patents, patent applications, licenses, franchises and other similar rights for purposes of disposing of inventory or other Collateral and is authorized to use all of the Borrowers' equipment and to occupy any premises which the Borrowers have a right to occupy for purposes of completing and liquidating Collateral.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

14. Proceeds. After deducting all reasonable costs and expenses of collection, custody, sale or other disposition or delivery (including legal costs and reasonable attorneys' fees) and all other charges due against the Collateral, the residue of the proceeds of any such sale or other disposition shall be applied to the payment of the Obligations and any surplus shall be returned to the Borrowers, except as otherwise provided by law. The Borrowers shall be liable for any deficiency in payment of the Obligations, including all reasonable costs and expenses of collection, custody, sale or other disposition or delivery and all other charges due against the Collateral, as hereinbefore enumerated.

15. Waivers. To the extent permitted by law, the Borrowers and any third party providing a guaranty or other credit enhancement with respect to the Obligations ("Secondary Party") hereby waive demand for payment, notice of dishonor or protest, rights of redemption, prior notice of the appointment of a receiver and all other notices of any kind expect notices specifically required hereby or by the Credit Agreement. CITIZENS may modify the liability of any Secondary Party and release any Collateral provided by such Secondary Party without giving notice to the Borrowers or any other Secondary Party. Such modifications, changes, renewals, releases or other actions shall in no way affect the obligations of the Borrowers or any Secondary Party hereunder.

16. Expenses. The Borrowers agree to pay, indemnify and hold harmless CITIZENS and all agents of CITIZENS from and against all costs and expenses (including taxes, if any) arising out of or incurred in connection with the administration and sale of Collateral and all reasonable costs and expenses (including reasonable legal fees) incurred by CITIZENS in connection with the negotiation, preparation, execution, amendment, interpretation, termination or enforcement of this Agreement.

17. Statement as to Default. The Borrowers agree that any written statement by an officer of CITIZENS asserting the occurrence of an Event of Default or the authorization for the exercise by CITIZENS of any right hereunder shall be presumed to be true, and that any purchaser of the Collateral at a foreclosure sale shall have the right to rely on such a statement.

18. Setoff. Any sums due from CITIZENS, Citizens Bank Rhode Island or other affiliate of CITIZENS to any of the Borrowers or any property in the possession of CITIZENS, Citizens Bank Rhode Island or other affiliates may be held and treated as Collateral and may be applied to the payment of the Obligations regardless of the adequacy of the Collateral.

19. Modification. This Agreement may be modified or amended only in writing signed by each of the parties hereto.

20. Notices. All notices and other communications hereunder shall be deemed to have been sufficiently given if delivered as provided in the Credit Agreement.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


21. Waivers. No course of dealing between the Borrowers and CITIZENS, nor any delay in exercising, on the part of CITIZENS, any right, power or privilege hereunder, shall operate as a waiver thereof; nor shall any single or partial exercise of any right, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, power or privilege. The rights and remedies hereunder are cumulative and are in addition to, and not exclusive of, any rights or remedies provided by law.

22. Governing Law; Binding Effect; Counterparts. This Agreement shall be construed in accordance with and governed by the laws of the Commonwealth of Massachusetts. This Agreement shall be binding upon and inure to the benefit of the parties hereto and their respective successors and assigns, including any other holder or holders of any Obligations and may be executed in two or more counterparts, each of which shall together constitute one and the same agreement.

23. Severability. The invalidity or unenforceability of any provision hereof shall in no way affect the validity or enforceability of any other provision hereof.

24. Separate Agreements. The Agreement shall be deemed to be and considered as separate security agreements for each of the Borrowers.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


IN WITNESS WHEREOF, the parties hereto have executed this Security Agreement as of the date first above written,

                                  TRANS GLOBAL SERVICES, INC.
                                  By: Joseph G. Sicinski
                                  Title:  President

                                  TGS SERVICES, INC.
                                  By: Joseph G. Sicinski
                                  Title:  President

                                  AVIONICS RESEARCH HOLDINGS, INC.
                                  By:  Joseph G. Sicinski
                                  Title:  President

                                  RESOURCE MANAGEMENT INTERNATIONAL, INC.
                                  By: Joseph G. Sicinski
                                  Title:  President

                                  AVIONICS RESEARCH CORPORATION
                                  By:  Joseph G. Sicinski
                                  Title:  President

                                  AVIONICS RESEARCH CORPORATION OF FLORIDA
                                  By:  Joseph G. Sicinski
                                  Title:  President

                                   CITIZENS BUSINESS CREDIT COMPANY
                                   By: Ralph L. Letner
                                   Title:  Vice President

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)

                                EXHIBIT A


A continuing security interest in:

(a) accounts including without limitation all accounts receivable, sums due from factors, contracts, contract rights, notes, bills, drafts, acceptances, instruments, documents, chattel paper, chooses in action, and all other debts, obligations and liabilities in whatever form, owing to Borrower from any person, firm or corporation or any other legal entity, whether now existing or hereafter arising, now or hereafter received by or belonging or owing to Borrower, for goods sold by it or for services rendered by it, or however otherwise same may have been established or created, all guaranties and securities therefor, all right, title and interest of Borrower in the merchandise or services which gave rise thereto, including the rights of reclamation and stoppage in transit and all rights of an unpaid seller of merchandise or services;

(b) inventory including, without limitation, all goods, merchandise, raw materials, goods and work in process, finished goods, and other tangible personal property now owned or hereafter acquired and held for sale or lease or furnished or to be furnished under contracts of service or consumed in the Borrower's business;

(c) equipment including without limitation all fixtures, machinery, equipment, molds, tools, dies, motor vehicles, trailers, boats and other goods (as defined in the Uniform Commercial Code) whether now owned or hereafter acquired by Borrower and wherever located, all replacements and substitutions therefor or accessions thereto;

(d) general intangibles including without limitation, tax refunds, insurance premium rebates, pension refunds, trademarks, copyrights, patents, the corporate name, trade names, trade styles and all products names, catalogs, product literature, reports, computer programs and information on electronic media, blueprints, drawings, customer lists, rate lists, purchase orders, contract rights, rights to payment under royalty or license agreement infringement claims and chooses in action; and

(e) all products and proceeds from any of the foregoing including without limitation all proceeds of credit, fire or other insurance and deposit accounts.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


                               EXHIBIT
             List of Locations of Places of Business and Collateral

  Name of Borrower:   TRANS GLOBAL SERVICES, INC.

  The Borrower warrants that:

  (a)    its principal place of business is:
                               1393 Veterans Memorial Highway, Suite 307
                               Hauppauge, New York 11788

  (b)    its chief executive office is:
                               Same
  (c)      its records concerning accounts are located at:
                               Same
  (d)      its only other places of business are: See Attachment

  (e) all of the Collateral is located at its places of business and the following: See Attachment

Description of Collateral     Location                Owner of Location

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)


                           ATTACHMENT TO EHHIBIT B



Places of Business and Locations of Collateral:

Pursuant to the provisions of a Credit Agreement dated as of April -1 1998 (the "Agreement") between Trans Global Services, Inc. (the "Company"), TGS Services Corp ("TGS"), Avionics Research Holdings, Inc. ("Holdings"), Resource Management International, Inc. ("RMI"), Avionics Research Corporation of New York ("Avionics-NY") and Avionics Research Corp. of Florida, ("Avionics-FL") and Citizens Business Credit Company, a division of Citizens Leasing Corporation, a Rhode Island corporation ("Citizens"), the undersigned certifies that the following is a complete list of all of the locations where the Company and any Subsidiary (as defined in the Agreement) maintains a place of business:


 Address:

Trans Global Services, Inc.              See attached for addresses for
1393 Veterans Mem. Hwy., Suite 307S      Resource Management International, Inc.
Hauppauge, NY 11788                      Avionics Research Corp. and Avionics
                                          Research Corp. of Florida

TGS Services Corp.
1393 Veterans Mem. Mwy., Suite 307S
Hauppauge, NY 11788

All of the assets of the Company and its Subsidiaries are located at the above listed places of business and the following:

                                                 Description of
                                                 Collateral at
               Address:                          Such Location.






I hereby certify that the above is true and correct as of this day of April, 1998.

                                          Name:
                                          Title:

*State if a public or private warehouse.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.1 Credit Agreement between Trans Global Services, Inc. and CITIZENS BUSINESS CREDIT COMPANY (Continued)



                           ATTACHMENT TO EXHIBIT B
                                  (continued)


Resource Management International, Inc.

1393 Veterans Memorial Hwy.  Hauppauge, N.Y. 11788
2727 Avenue E East Suite 801, Arlington, Texas 76011
27201 Tourney Rd. Suite 201-G, Valencia, Ca. 91355
2211 E. Highland Ave. Suite 160, Phoenix, Az 85016
1648 W. Sam Houston Pkwy.  N, Houston, Tx 77043 .

515 116th Avenue NE Suite 253, Bellevue, Washington 98004
PO Box 416, Henryville, Pa. 18332

Avionics Research Corp.

1393 Veterans Mem.  Hwy.  Suite 307S, Hauppauge, N.Y. 11788
8649 SW 17th St., Ft.  Lauderdale, Fl. 33324

Avionics Research Corp. of Florida

706 E. Colonial Dr., Orlando, Fl. 32803

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share

                                               Three Months March 31,
                                               1998             1997

Net Loss                                      ( 84,535)         ( 94,825)
Weighted Average Number of
 Shares Outstanding                          3,819,716         3,819,123

Dilutive effect of stock
 options and warrants computed
 by use of treasury stock method                65,461                 0                0


Weighted Average Number of
 Shares Outstanding Assuming Dilution        3,885,177         3,819,123
                                             ---------         ----------

Computation of Loss Per
 Share=Net Loss/Average
 common and common share
 equivalent shares
 outstanding


Basic Loss Per Share                       $(     .02)       $ (    .03)
                                           -----------       -----------

Diluted Loss Per Share                     $(     .02)       $ (    .03)



















