Form 10-Q
period 1998-06-30
TRANS GLOBAL SERVICES INC
filed 1998-08-13
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1998         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of August 1, 1998: 3,819,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                     Page No.
                                                                 ---------

Balance Sheets as of June 30, 1998 and December 31, 1997              3-4

Consolidated Statements of Operations-
Three and Six Months Ended June 30, 1998 and June 30, 1997            5

Consolidated Statements of Cash Flows-
Six  Months Ended June 30, 1998 and June 30, 1997.                    6-7


Notes to Consolidated Financial Statements                            8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          9-11

Part 11  Other Information

Item 6.  Exhibit 11 Computation of Earnings per Share                 12

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               June 30          December 31,
                                                 1998                 1997
                                              (Unaudited)
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    326,403        $   328,484
  Accounts Receivable- Net                      6,143,099          5,470,353
  Loans Receivable-Officer                          5,000             47,500
  Deferred Tax Asset -Current Portion             177,000            177,000
  Prepaid Expenses and Other Current Assets       357,607            176,353
                                                ---------          ---------
Total Current Assets                            7,009,109          6,199,690
                                                ---------          ---------
  Property and Equipment-Net                      200,285            194,513
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,600,698          1,675,955
  Customer Lists                                2,501,083          2,613,564
  Goodwill, Net                                   751,256            775,545
  Deferred Acquisition Costs                      160,645            160,645
  Deferred Tax Asset-Non Current                  178,000            178,000
  Other Assets                                     40,544             43,232
  Investment in Preferred Stock of Affiliate    2,100,730          2,100,730
                                                ---------          ---------
             Total  Other Assets                7,332,956          7,547,671
                                                ---------          ---------
             Total Assets                    $ 14,542,350      $  13,941,874
                                               ==========         ==========



See Notes to Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                          June 30, 1998       December 31,1997
                                           (Unaudited)

Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses   $    280,624         $     591,614
  Accrued Income Taxes Payable                     -0-                76,357
  Accrued Payroll and Related Taxes and
    Expenses                                 2,221,797             1,416,134
  Voluntary Settlement Agreement                   -0-               150,000
  Loans Payable                              3,658,239             3,570,828
  Note Payable- Other                          138,230               138,230
                                             ---------             ---------
             Total Current Liabilities       6,298,890             5,943,163
                                             ---------             ---------

Commitments and contingencies [4]                  --                    --
                                             ---------              --------
  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 50,000,000
     Shares Authorized, Issued and
     Outstanding [3,819,716- June 30,1998
     and December 31, 1997]                     38,197                38,197

    Capital in Excess of Par Value          12,887,851            12,887,851

    Deferred Consulting Fees                  ( 81,301)             (162,601)

    Accumulated Deficit                     (4,601,287)           (4,764,736)
                                           -----------            ----------
    Total Stockholders' Equity               8,243,460             7,998,711

    Total Liabilities and
     Stockholders Equity                  $ 14,542,350          $ 13,941,874
                                            ==========            ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended                    Six Months Ended
                                                             June 30,                              June 30
                                                       1998           1997                 1998                  1997

Revenues                                          $ 18,682,293   $ 19,640,793         $  37,170,801          $   38,890,217

Cost of Services Provided                           17,050,515     18,036,842            34,075,226              35,869,085
                                                    ----------     ----------            ----------              ----------
Gross Profit                                         1,631,778      1,603,951             3,095,575               3,021,132

Selling, General and Administrative                  1,123,449      1,067,307             2,395,625               2,285,328
Related Party Administrative Expenses                   45,000         30,000                85,000                  60,000
Amortization of Intangibles                             68,386         83,421               136,773                 197,221
                                                     ---------      ---------           -----------              ----------
Total Operating Expenses                             1,236,835      1,180,728             2,617,398               2,542,549

Operating Profit                                       394,943        423,223               478,177                 478,583

Other Income (Expenses):
  Interest Expense                                    (150,211)      (197,070)            ( 333,540)              ( 382,865)
  Other Income                                           3,249         28,922                18,809                  62,532
                                                      --------       --------            -----------              ----------
Total Other Expenses- Net                             (146,962)      (168,148)            ( 314,731)              ( 320,333)
                                                     ---------      ---------             ----------              ----------

Net Income                                         $   247,981    $   255,075           $   163,446            $    158,250
                                                    ==========      =========           ===========            ============


Basic Income Per Share:
  Net Income                                       $       .07    $       .07           $       .04            $        .04
                                                      --------       --------             ----------              ----------

  Weighted Average Number of Shares                 3,819,716       3,819,716             3,819,716               3,819,424

Diluted Income Per Share:
  Incremental Shares from Assumed Conversion
   of Options and Warrants                             16,239            -0-                 44,308                     -0-
                                                     --------       --------               --------                ---------

  Weighted Average Number of Shares
  Assuming Dilution                                 3,835,955       3,819,716             3,864,024               3,819,424

Diluted Income Per Share:
  Net Income                                        $     .06      $      .07            $      .04              $      .04




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                            Six  Months
                                                          Ended  June 30,
                                                        1998           1997
Operating Activities:
 Income from Continuing Operations                $   163,446        $  158,250
 Adjustments to Reconcile Net Loss
 to Net Cash Provided by Operating
 Activities:
    Depreciation and Amortization                     174,075           217,562
    Charges from Option Exercise                       81,300            70,436

Change in Assets and Liabilities:
(Increase) Decrease in Assets:
 Receivables                                         (672,746)         (774,247)
 Loans Receivable - Officer                            42,500          (  5,000)
 Prepaid Expenses and Other Current Assets           (181,254)          107,972
Increase (Decrease) in Liabilities:
 Accounts Payable and Accrued Expenses               (310,990)          228,142
 Accrued Payroll  and Related Taxes and Expenses      805,663           479,235
 Accrued Payroll Tax Penalties                            -0-            87,102
 Accrued Income Taxes Payable                        ( 76,357)              -0-
 Accrued Voluntary Settlement Agreement              (150,000)          (50,000)
                                                     ---------         ---------
    Total Adjustments                                (287,809)          361,202
                                                    ---------        ----------
Net Cash(Used in)Provided by  Operating
 Activities                                          (124,363)          519,452


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
-----------------------------------------------------------------------------

                                                         Six Months
                                                        Ended June 30,
                                                     1998          1997

Net Cash - (Used in)Provided by
 Operating Activities Forwarded                  $ (124,363)       $ 519,452
Investing Activities:
 Capital Expenditures                             (  43,074)        (105,039)
 Repayments from (Advances
  to) Affiliates                                     75,257         (110,974)
 Other, net                                           2,688         ( 16,864)
                                                 ----------        ---------
Net Cash - Provided by(Used in)
 Investing Activities                                34,871         (232,877)
                                                 -----------        ---------
Financing Activities:
 Net Advances from Asset-Based Lender                87,411          120,825
 Deferred Offering                                       --         (133,175)
 Exercise of Stock Options                               --            8,500
                                                  ---------       ----------
Net Cash - Provided by(Used in) Financing
 Activities                                          87,411          ( 3,850)
Net(Decrease) Increase in Cash and Cash Equivalents ( 2,081)         282,725
Cash and Cash Equivalents - Beginning of Year       328,484           56,231
Cash and Cash Equivalents - End of Year          $  326,403        $ 338,956
                                                ============       ============
Supplemental Disclosures of Cash
  Flow Information:
  Cash Paid For:
   Interest                                      $  333,540        $ 382,865
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1998 and December 31, 1997 and the results of its operations for the three and six months ended June 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1997. The results of operations for the three and six months ended June 30,1998 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

[3]  Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at June 30, 1998 and December 31, 1997. On April 28, 1998 the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens")and paid the balance due to its prior asset-based lender. Pursuant to the credit agreement with Citizens, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million.
Citizens has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At June 30, 1998 and December 31, 1997 the total amount advanced by Citizens or the Company's prior asset-based lender was $3,658,239 and $3,570,828 respectively. The interest rate on this short-term borrowing as of June 30, 1998 was 9.25% and at December 31, 1997 was approximately 10.50%.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended June 30, 1998 and 1997

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

The Company had revenue of approximately $18.7 million for the three months ended June 30, 1998 which reflects a decrease of 5% over the same period a year ago, however, the gross margin increased over the same period. The gross margin increased to 8.7% for the three months ended June 30, 1998 compared to 8.2% for the three months ended June 30, 1997. This represents the Company's continued efforts to trim those sales that generate lower gross margins. During the three month periods for those respective years approximately 84% and 81% of the revenue was generated from its five largest customers, Boeing Corp., Northrop-Grumman, Lockheed-Martin, Bell Helicopter, and Gulfstream Aerospace. These same clients accounted for 65% and 78% of the total outstanding accounts receivable at June 30, 1998 and 1997 respectively.

Selling, general and administrative expenses increased by $56,000 or 5% during the 3 month period ended June 30, 1998 compared to the same period a year earlier. Related party administrative expenses increased by $15,000 or 50% due to the new contract entered into with SIS Capital in February 1998. Amortization of intangibles decreased by $15,035 or 18% during the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 due to certain intangible assets related to Avionics Research Holdings having been fully amortized in 1997.

On April 23, 1998, the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. The Company

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

terminated its lending agreement with its previous lender. The Company anticipates that the credit agreement with Citizens will enable it to significantly reduce its interest costs which is relfected in a 23.9% decline in interest expense on a relatively constant level of average borrowings.

As a result of the foregoing, the Company earned $247,981, or $.07, per share for the three months ended June 30, 1998 compared to net income of $255,075, or $.07, per share, for the three months ended June 30, 1997.
Liquidity and  Capital Resources

As of June 30, 1998, the Company had working capital of approximately $710,000, an increase of $1,309,000 from the working capital deficit it had as of June 30, 1997. The most significant current asset at June 30, 1998 is the Company's accounts receivables, which was $6.1 million. These receivables were offset by payroll and related expenses of $2.2 million and $3.7 million due to Citizens. The payroll and related taxes and expenses relate primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of July 1998.

During 1997 and the first six months of 1998, the Company has relied primarily on its cash flow from operations and financing from its prior asset-based lender and from Citizens to fund its operations. However, the Company believes that unless the Company can improve its working capital, it may be unable to either increase its revenue from certain major clients or attract other clients that require the Company to have greater working capital.

In May 1991, prior to the acquisition of Avionics by the Company, the Government Printing Office wrote Avionics asking for reimbursement of approximately $300,000 for alleged unauthorized work on two programs. Although the Company believes these claims are without merit and intends to contest these claims vigorously if reasserted, it believes that the ultimate disposition of the matter will not have a material adverse affect on the Company's consolidated financial position.

Six Months Ended June 30, 1998 and 1997

The Company had revenues of $37.2 million for the six months ended June 30, 1998 reflecting a 4% decrease from the revenues of $38.9 million for the same period a year earlier. This decrease can be attributed to the Company's efforts during this period to discontinue those sales that generate lower gross margins as reflected in the increased gross margin of 8.3% during the six months ended June 30, 1998 compared to 7.8% during the six months ended June 30, 1997.

The Company has been able to maintain a relatively stable level of selling, general and administrative expenses for the comparable periods.

Interest expense for the Company decreased by 13% in the current six month period as compared to the six month period ending June 30, 1997. This reduction is directly attributable to the new two year revolving credit agreement management was able to put in place with Citizens Business Credit on April 23, 1998. The Company is presently able to borrow funds at an interest rate of 3/4% over prime compared to 2% over prime as charged by the Company's previous lender. The fees charged by Citizens are also significantly lower than those charged by the previous lender. The Company expects greater savings in subsequent periods when the new lender has been in place for the complete period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

As a result of the foregoing, the Company earned $163,446 or $.04 per share, for the six month period ending June 30, 1998, compared to $158,250, or $.04 per share, for the six months ended June 30, 1997, This increase can be attributed to the increased gross margin on revenues and the reduction of interest expense for the respective periods.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits


     (b)  Reports on Form 8-K.

 No reports on Form 8-K were filed during the quarter ended June 30, 1998.



      EXHIBIT 11.1- Computation of Earnings per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  August 13   ,1998                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  August 13    ,1998                      Glen R. Charles
                                            (Chief Financial Officer)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share

                                                 Three Months Ended                    Six Months Ended
                                                      June 30,                              June 30
                                               1998             1997                1998              1997

Net Income                                     247,981           255,075            163,446            158,250
Weighted Average Number of
 Shares Outstanding                          3,819,716         3,819,716          3,819,716          3,819,424

Dilutive effect of stock
 options and warrants computed
 by use of treasury stock method                16,239                 0             44,308                  0


Weighted Average Number of
 Shares Outstanding Assuming Dilution        3,835,955         3,819,716          3,864,024          3,819,424
                                             ---------         ----------         ---------          ---------

Computation of Earnings Per
 Share=Net Income/Average
 common and common share
 equivalent shares
 outstanding


Basic Earnings Per Share                   $       .07       $       .07         $      .04          $     .04
                                           -----------       ------------        -----------         ----------

Diluted Earnings Per Share                 $       .06       $       .07         $      .04          $     .04



















