Form 10-Q
period 1998-09-30
TRANS GLOBAL SERVICES INC
filed 1998-11-06
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1998         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of November 1, 1998: 3,819,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Balance Sheets as of September 30, 1998 and December 31, 1997            3-4

Consolidated Statements of Operations-
Three and Nine Months Ended September 30, 1998 and September 30,1997       5

Consolidated Statements of Cash Flows-
Nine  Months Ended September 30, 1998 and September 30, 1997.            6-7


Notes to Consolidated Financial Statements                                 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                            9-11

Part 11  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders              12

Item 6.  Exhibit 11 Computation of Earnings per Share                     12

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                             September 30         December 31,
                                                1998                 1997
                                             (Unaudited)


Assets

  Current Assets:
  Cash and Cash Equivalents                  $    227,565       $   328,484
  Accounts Receivable- Net                      5,905,241         5,470,353
  Loans Receivable-Officer                          5,000            47,500
  Deferred Tax Asset -Current Portion             177,000           177,000
  Prepaid Expenses and Other Current Assets       270,258           176,353

Total Current Assets                            6,585,064         6,199,690

  Property and Equipment-Net                      198,590           194,513

Other Assets:
  Due from Affiliates                           1,576,261         1,675,955
  Customer Lists                                2,444,845         2,613,564
  Goodwill, Net                                   739,112           775,545
  Deferred Acquisition Costs                      183,145           160,645
  Deferred Tax Asset-Non Current                  178,000           178,000
  Other Assets                                     40,154            43,232
  Investment in Preferred Stock of Affiliate    2,100,730         2,100,730

             Total  Other Assets                7,262,247         7,547,671

             Total Assets                    $ 14,045,901     $  13,941,874



See Notes to Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               September 30,       December 31,
                                                   1998                1997
                                                (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses           $   199,771       $   591,614
  Accrued Income Taxes Payable                         13,496            76,357
  Accrued Payroll and Related Taxes and Expenses    2,043,338         1,416,134
  Voluntary Settlement Agreement                          -0-           150,000
  Loans Payable, Asset-based lender                 3,255,379         3,570,828
  Note Payable- Other                                 138,230           138,230

             Total Current Liabilities              5,650,214         5,943,163

Commitments and contingencies [4]                          --                --
                                               --------------    --------------

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 50,000,000
     Shares Authorized at December 31, 1997
     and 25,000,000 share authorized at
     September 30, 1998, Issued and
     Outstanding 3,819,716                             38,197            38,197

    Capital in Excess of Par Value                 12,887,851        12,887,851

    Deferred Consulting Fees                          (40,651)         (162,601)

    Accumulated Deficit                            (4,489,710)       (4,764,736)

    Total Stockholders' Equity                      8,395,687         7,998,711

    Total Liabilities and Stockholders Equity    $ 14,045,901      $ 13,941,874

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended                   Nine Months Ended
                                                         September 30,                          September 30
                                                       1998           1997                 1998                  1997

Revenues                                          $ 16,343,568   $ 18,799,319         $  53,514,369          $   57,689,536

Cost of Services Provided                           14,722,419     17,037,957            48,797,645              52,907,042
                                                    ----------     ----------            ----------              ----------
Gross Profit                                         1,621,149      1,761,362             4,716,724               4,782,494

Selling, General and Administrative                  1,287,593        974,883             3,683,218               3,260,211
Related Party Administrative Expenses                   45,000         30,000               130,000                  90,000
Amortization of Intangibles                             68,382         68,387               205,155                 265,608
                                                     ---------      ---------           -----------              ----------
Total Operating Expenses                             1,400,975      1,073,270             4,018,373               3,615,819

Operating Profit                                       220,174        688,092               698,351               1,166,675

Other Income (Expenses):
  Interest Expense                                    ( 98,531)      (201,009)            ( 432,071)              ( 583,874)
  Other Income                                          20,670         33,635                39,479                  96,167
                                                      --------       --------            -----------              ----------
Total Other Expenses- Net                             ( 77,861)      (167,374)            ( 392,592)              ( 487,707)
                                                     ---------      ---------             ----------              ----------

Income before income taxes                         $   142,313    $   520,718           $   305,759            $    678,968

Income Taxes                                            30,737            -0-                30,737                     -0-

Net Income                                         $   111,576    $   520,718           $   275,022            $    678,968
                                                   ===========    ===========           ===========            ============

Basic Income Per Share:
  Net Income                                       $       .03    $       .14           $       .07            $        .18
                                                      --------       --------             ----------              ----------

  Weighted Average Number of Shares                 3,819,716       3,819,716             3,819,716               3,819,525

Diluted Income Per Share:
  Incremental Shares from Assumed Conversion
   of Options and Warrants                              9,333            -0-                 30,000                     -0-
                                                     --------       --------               --------                ---------

  Weighted Average Number of Shares
  Assuming Dilution                                 3,829,049       3,819,716             3,849,716               3,819,525

Diluted Income Per Share:
  Net Income                                        $     .03      $      .14            $      .07              $      .18




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

Consolidated Statements of Cash Flows (Unaudited)
                                                            Nine Months
                                                        Ended September 30,
                                                       1998             1997
 Operating Activities:
  Net Income                                         $  275,022     $   678,968
  Adjustments to Reconcile Net Income
  to Net Cash Provided by Operating
  Activities:
    Depreciation and Amortization                       258,004         296,901
    Charges from Option Exercise                        121,950         105,654

  Change in Assets and Liabilities:
  (Increase) Decrease in Assets:
  Receivables                                          (434,888)     (1,104,849)
  Loans Receivable - Officer                             42,500        (  5,000)
  Prepaid Expenses and Other Current Assets            ( 93,905)        156,629
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued Expenses                (391,843)         89,653
  Accrued Payroll Taxes and Related Expenses            627,204         561,533
  Accrued Payroll Tax Penalties                             -0-         (77,000)
  Accrued Income Taxes Payable                         ( 62,861)            -0-
 Accrued Voluntary settlement agreement                (150,000)       (100,000)
                                                       --------        --------

    Total Adjustments                                  ( 83,839)       ( 76,479)
                                                       --------        --------

  Net Cash Provided by Operating Activities             191,183         602,489





TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) CONTINUED
-----------------------------------------------------------------------------

                                                        Nine Months
                                                    Ended September 30,
                                                     1998          1997

Net Cash - Provided by
 Operating Activities Forwarded                  $  191,183       $ 602,489
Investing Activities:
 Capital Expenditures                             (  56,925)        (160,160)
 Repayments from (Advances
  to) Affiliates                                     99,694         (236,903)
 Deferred Acquisition Costs                       (  22,500)             -0-
 Other, net                                           3,078         ( 20,224)
                                                 ----------        ---------
Net Cash - Provided by(Used in)
 Investing Activities                                23,347         (417,287)
                                                 -----------        ---------
Financing Activities:
 Net (Payments to) Advances from
  Asset-based lender                               (315,449)         287,106
 Deferred Offering Costs                                 --         (166,933)
 Exercise of Stock Options                               --            8,500
                                                  ---------       ----------
Net Cash - Provided by(Used in) Financing
 Activities                                        (315,449)         128,673
Net(Decrease) Increase in Cash and Cash Equivalents(100,919)         313,875
Cash and Cash Equivalents - Beginning of Year       328,484           56,231
Cash and Cash Equivalents - End of Year          $  227,565        $ 370,106
                                                ============       ==========
Supplemental Disclosures of Cash
  Flow Information:
  Cash Paid For:
   Interest                                      $  432,071        $ 583,874
   Income Taxes                                  $   93,598        $     -0-

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1998 and December 31, 1997 and the results of its operations for the three and nine months ended September 30, 1998 and 1997. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1997. The results of operations for the three and nine months ended September 30,1998 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1997.

[3]  Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at September 30, 1998 and December 31, 1997. On April 28, 1998 the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens")and paid the balance due to its prior asset-based lender. Pursuant to the credit agreement with Citizens, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. Citizens has a security interest in all accounts receivables, contract rights, personal property, fixtures and inventory of the Company. At September 30, 1998 and December 31, 1997 the total amount advanced by Citizens or the Company's prior asset-based lender was $3,255,379 and $3,570,828 respectively. The interest rate on this short-term borrowing as of September 30, 1998 was 9.00% and at December 31, 1997 was approximately 10.50%.

[4]  Contingencies

The Company has entered into a Mutual General Release with the U.S. Government Printing Office (GPO) whereby both parties release each other from any and all claims, contractual or otherwise which they may have had or might have in the future with no payments required.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Three Months Ended September 30, 1998 and 1997

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

The Company had revenue of approximately $16.3 million for the three months ended September 30, 1998 which reflects a decrease of 13% over the same period a year ago, however, the gross margin increased over the same period. The gross margin increased to 9.9% for the three months ended September 30, 1998 compared to 9.4% for the three months ended September 30, 1997. The decrease in revenue, for the three month period is a result of the conclusion of several projects for which the Company has been providing manpower and the slowdown of new projects being started at the Company's larger customers due to the unstable economic climate in Asia. During the three month periods for those respective years approximately 74% and 80% of the revenue was generated from its five larger customers, Boeing Corp., Northrop-Grumman, Lockheed-Martin, Bell Helicopter, and Gulfstream Aerospace. These same clients accounted for 58% and 66% of the total outstanding accounts receivable at September 30, 1998 and 1997 respectively.

Operating expenses increased by $328,000 or 30.5% during the three month period ended September 30, 1998 compared to the three months ended September 30, 1997. The Company has focused its attention on the information technology (IT) market and has put a greater emphasis on expansion into this marketplace by directing additional resources towards that objective. The Company believes that the gross margins in the IT market are significantly higher than in the Company's present technical service marketplace. The Company has opened an IT office in Iselin N.J. to take advantage of that location's proximity to the financial, insurance and pharmaceutical markets that utilize IT services. Additionally, the Company has commenced a marketing program whereby the Company will place CAD CAM hardware and software together with a trained operator, called the "Virtual Design Unit", in the aircraft and automotive industries where the Company has an exclusive agreement to market this software in the United States and Canada. However, neither such marketing program generated any revenue in the period ended September 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

On April 23, 1998, the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. The Company terminated its lending agreement with its previous lender. During the three months ended September 30, 1998, the Company experienced a 51% decrease in interest expense compared to the three months ended September 30, 1997 with only a slight decline in the level of borrowings. This is due to the change in lenders.

As a result of the foregoing, the Company earned $111,576, or $.03, per share for the three months ended September 30, 1998 compared to net income of $520,718, or $.14, per share, for the three months ended September 30, 1997.


Nine Months Ended September 30, 1998 and 1997

The Company had revenues of $53.5 million for the nine months ended September 30, 1998 reflecting a 7% decrease from the revenues of $57.7 million for the same period a year earlier. This decrease can be attributed to several factors, one of which being the Company's efforts during this period to discontinue those sales that generate lower gross margins as reflected in the increased gross margin of 8.8% during the nine months ended September 30, 1998 compared to 8.3% during the nine months ended September 30, 1997. The other major factor for the decrease in revenue is related to the delays experienced by the Company's larger customers due to the unstable economic climate in Asia.

Operating expenses have increased by 11.1% in the nine month period ending September 30, 1998 compared to the same period a year earlier. This increase is attributable to the Company shifting its focus towards the information technology ("IT") sector where it can experience significantly greater gross margins on revenue. Additional personnel have been hired and a branch office has been opened. Additionally, the Company has commenced a marketing program whereby the Company will place CAD CAM hardware and software together with a trained operator, called the "Virtual Design Unit", in the aircraft and automotive industries where the Company has an exclusive agreement to market this software in the United States and Canada. However, neither such marketing program generated any revenue in the period ended September 30, 1998.

Interest expense for the Company decreased by 26% in the current nine month period as compared to the nine month period ending September 30, 1997. This reduction is directly attributable to the new two year revolving credit agreement management was able to put in place with Citizens. The Company is presently able to borrow funds at an interest rate of 3/4% over prime compared to 2% over prime as charged by the Company's previous lender. The fees charged by Citizens are also significantly lower than those charged by the previous lender.

As a result of the foregoing, the Company earned $275,022 or $.07 per share, for the nine month period ending September 30, 1998, compared to $678,968, or $.18 per share, for the nine months ended September 30, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued]

Liquidity and Capital Resources

As of September 30, 1998, the Company had working capital of approximately $935,000, an increase of $678,000 over the working capital it had as of December 31, 1997. The most significant current asset at September 30, 1998 was the Company's accounts receivables, which was $5.9 million. These receivables were offset by payroll and related expenses of $2.0 million and $3.3 million due to Citizens. The payroll and related taxes and expenses relate primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of October 1998.

During 1997 and the first nine months of 1998, the Company has relied primarily on its cash flow from operations and financing from its prior asset-based lender and from Citizens to fund its operations. However, the Company believes that unless the Company can improve its working capital, it may be unable to either increase its revenue from certain major clients or attract other clients that require the Company to have greater working capital.

The Company has entered into a Mutual General Release with the U.S. Government Printing Office (GPO) whereby both parties release each other from any and all claims, contractual or otherwise which they may have had or might have in the future with no payments required.


Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 issue". A significant portion of the Company's computer software, particularly the software relating to payroll and other employee records, is performed for the Company by an outside service company which has advised the Company that it is year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of an incomplete or untimely resolution of the Year 2000 issue. Although the Company believes that it will not incur significant expenses to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material adverse effect upon the Company.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On August 13, 1998 the Company held its 1998 Annual Meeting of Stockholders. The number of votes is based on the voting rights of the Common Stock.

The following individuals were elected as directors:

Name                      Number of Votes              Broker Non Votes
Joseph G. Sicinski         3,408,583                       40,936
Edward Bright              3,408,583                       40,936
James Conway               3,408,583                       40,936
Seymour Richter            3,408,583                       40,936
Donald Chaifetz            3,408,583                       40,936


The following proposals were approved as follows:

                                                                      Broker
Proposal                     Votes For     Votes Against   Abstain    Non Votes
Approval to a decrease
in the number of shares
of authorized preferred
stock from 20,000,000
shares to 5,000,000 shares
and to decrease the number
of shares of authorized common
stock from 50,000,000 to
25,000,000 shares            2,188,312       34,516         5,251    1,219,982


Approval of the 1998
Long-Term Incentive Plan     2,072,009      151,920         6,132    1,219,982

Approval of the selection
of Moore, Stephens, PC
for 1998                     3,411,908       11,092         9,024       18,019


Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits


     (b)  Reports on Form 8-K.

 No reports on Form 8-K were filed during the quarter ended September 30, 1998.



      EXHIBIT 11.1- Computation of Earnings per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  November  6,1998                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  November  6,1998                      Glen R. Charles
                                            (Chief Financial Officer)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1- Computation of Earnings per Share

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                        September 30
                                               1998             1997                1998              1997

Net Income                                     111,576           520,718            275,022            678,968
Weighted Average Number of
 Shares Outstanding                          3,819,716         3,819,716          3,819,716          3,819,525

Dilutive effect of stock
 options and warrants computed
 by use of treasury stock method                 9,333                 0             30,000                  0


Weighted Average Number of
 Shares Outstanding Assuming Dilution        3,829,049         3,819,716          3,849,716          3,819,525
                                             ---------         ----------         ---------          ---------

Computation of Earnings Per
 Share=Net Income/Average
 common and common share
 equivalent shares
 outstanding


Basic Earnings Per Share                   $       .03       $       .14         $      .07          $     .18
                                           -----------       ------------        -----------         ----------

Diluted Earnings Per Share                 $       .03       $       .14         $      .07          $     .18



















