Form 10-K
period 1998-12-31
TRANS GLOBAL SERVICES INC
filed 1999-04-16
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                          ___________________
                                FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

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

        Title of Each Class
Common Stock, par value .01 per share Indicate by a check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 31, 1999: $2,023,459

State the number of shares outstanding of each of the Company's classes of common stock as of March 31, 1999: 3,819,716 shares of Common Stock, par value $.01 per share.

        DOCUMENTS INCORPORATED BY REFERENCE

Item III is incorporated by reference from the Registrant's definitive proxy statement relating to its 1999 Annual Meeting of Stocklholders.

2. The following replaces all of Part III, which consists of Items 10, 11, 12, and 13.

        PART I

Item 1. Business.

Trans Global Services, Inc. (the "Company"), is engaged in providing technical temporary staffing services. In performing such services, the Company addresses the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. The Company believes that the market for outsourcing services such as those offered by the Company results from the trend in employment practices by major corporations in the aircraft, aerospace, electronics, energy, engineering and telecommunications industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. The Company seeks to offer its clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by the Company are on temporary contract assignment, they work with the client's permanent employees; however, they may receive different compensation and benefits than permanent employees.

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

The Company also offers its clients a range of integrated logistical support services which are performed at the Company's facilities. These services, which are ancillary to a project, can include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. In performing these services, the Company may hire the necessary employees for its own account and may work with the client in developing and preparing the documentation. Payments are made pursuant to a purchase order from the client on a project basis and not as a percentage of the cost of the employees. To date, the integrated logistics support business has not generated more than nominal revenue, and no assurance can be given that the Company will generate any significant revenue or profit from such services.

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

Item 1. Business [Continued]

Forward Looking Statements

The statements in this Form 10-K Annual Report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. In perticular, statements in this Form 10-K Annual Report, including any material incorporated by reference in this Form 10-K, that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations and those described in any other filings with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Risk Factors

Our clients are concentrated in the aerospace industry. Our three largest clients for 1998 and 1997 were The Boeing Company, Lockheed-Martin Corporation and Northrop Grumman, which accounted for revenues of approximately $40 million, or 60.1% of revenue, for 1998, and $48 million, or 63.2% of revenue, for 1997. Our clients may generally terminate their agreements with us without significant notice. The loss of a major client could have a significant effect upon our earnings. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Markets and Marketing".

Because our clients are in the aerospace industry, our business is affected by industry trends. In recent years, the aerospace industry has been reducing its overhead by using temporary staffing from third parties to provide certain technical services. Any change in this trend could reduce our revenue and earnings. In addition, factors which affect the aerospace industry in general will affect our business. During 1998, the aerospace industry was subject to a dramatic slowdown, which was reflected in a decline in revenue from our major customers. A continuation or acceleration of this slowdown in the aerospace industry could have an increasing negative impact on our business. See Item 7,"Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business -- Markets and Marketing."

We need to offer certain benefits to our employees. At present, because of our financial position, we do not offer our employees the direct deposit of their payroll checks into their bank accounts. We believe that our growth will be impaired if we cannot offer employees direct payroll deposit.

We need additional working capital. At December 31, 1998, we had working capital of approximately $973,000. We require additional working capital in order to expand our business, to reduce our interest costs and to offer our employees direct payroll deposit. We do not have any agreements with any party to provide us with such working capital, and we may not be able to obtain such working capital. See Item 7, "Management's Discussion and Analysis of financial Condition and Results of Operations".

Item 1.  Business [Continued]

We need to attract qualified personnel to service our clients. We are dependent upon both our ability to obtain contracts with clients and to provide our clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in obtaining contracts with potential clients and in attracting employees. See "Business--Competition."

Certain of our directors have a conflict of interest. Three of our five directors are also the directors of Consolidated Technology Group Ltd., our largest stockholder, which owns 40.1% of our common stock. As a result such directors may have the power to determine the terms of any agreement between us and Consolidated.

On February 25, 1999, we entered into an agreement with Consolidated pursuant to which Consolidated, through a subsidiary, is to transfer to us 1,150,000 shares of our common stock in satisfaction of (i) Consolidated's obligations to pay the redemption price of $2,100,000 payable with respect to the Consolidated Series G 2% Cumulative Redeemable Preferred Stock owned by us, together with accrued dividends of approximately $140,000, and (ii) Consolidated's obligations to pay us $325,952 in respect of advances made by us to certain of Consolidated's subsidiaries. The agreement as amended also gives Consolidated the right to retain the 1,150,000 shares of our common stock if it pays us by April 30, 1999, the redemption price of $2,100,000 together with the accrued dividends and the $325,952 due us. The shares are being held in escrow pending the determination by Consolidated whether to make such payment.

We are dependent upon our management. Our business is dependent upon our senior executive officers, principally Mr. Joseph G. Sicinski, president, who is responsible for the Company's operations, including marketing and business development.


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

The Company's operations are conducted through its two subsidiaries, Avionics Research Holdings, Inc. ("Holdings") and Resource Management International, Inc. ("RMI").

References to the Company refer to the Company and its subsidiaries, unless the context indicates otherwise.

As of February 25, 1999 Consolidated Technology Group Ltd., a public corporation, ("Consolidated")owned, through its subsidiary SIS Capital Corp. ("SISC") approximately 40.1% of the Company's outstanding Common Stock. On
February 25, 1999 the Company and Consolidated entered into an agreement pursuant to which Consolidated is to transfer to the Company 1,150,000 shares of Trans Global's common stock, which are owned by SISC, in satisfaction of (i) Consolidated's obligations to pay the redemption price of $2,100,000 payable with respect to the Consolidated Series G 2% Cumulative Redeemable Preferred

Item 1.  Business [Continued]

Stock owned by Trans Global together with accrued dividends of approximately $140,000 and (ii) Consolidated's obligation to pay the Company $325,952 in respect of advances made by Trans Global to certain of Consolidated's subsidiaries. The agreement as amended also gives Consolidated the right to retain such shares if, by April 30, 1999, Consolidated pays the redemption price of $2,100,000 together with accrued dividends and the $325,952 due to the Company. If the 1,150,000 shares are transferred, Consolidated will own 379,994 shares, or approximately 14.2% of the Company's common stock, and Consolidated will have certain registration rights with respect to such shares.

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

Although the Company has seven offices, including its main office in Long Island, New York, throughout the United States, there is no limited geographic markets for the Company's services. The Company has in the past established offices in new locations when it receives a contract in the area and it cannot effectively service such contract from its existing offices. The Company intends to continue to establish new offices as necessary to meet the needs of its customers.

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

Item 1.  Business [Continued]

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

The Company's largest customers for 1998 were Boeing, Lockheed, Northrop Grumman, Gulfstream Aerospace and Bell Helicopter Textron which accounted for approximately $16 million, $12 million, $12 million, $6 million and $4 million or 24.4%, 18.3%, 17.4%, 9.0% and 6.3% of revenue, respectively.

In 1997, Boeing, Northrop Grumman, Lockheed, Gulfstream Aerospace and Bell Helicopter Textron were the Company's largest customers. Revenue attributed to those customers were $20 million, $15 million, $13 million, $7 million and $6 million or 25.9%, 19.9%, 17.4%, 8.6% and 7.5% respectively. The Company's largest customers for 1996 were Boeing, Lockheed, Northrop Grumman, Gulfstream Aerospace Corp. and Bell Helicopter Textron , which accounted for approximately $16 million, $13 million, $9 million, $5 million and $4 million, or 25.6%, 20.8%, 14.4%, 8.0% and 6.4% of revenue, respectively.

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. The Company competes with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants. The Company believes that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, the ability of the Company to generate revenues is dependent not only upon its ability to obtain contracts with clients, but also to provide its clients with qualified employees. The market for qualified personnel is highly competitive, and the Company competes with

Item 1.  Business [Continued]

other companies in attracting employees. In order to attract these qualified employees the company needs to provide them with similar benefits to its competitiors, such as direct payroll deposit. The Company is not presently able to provide that benefit to its employees due to insufficient capitalization. The ability of the Company to increase its business with existing clients or to attract other clients will be affected by its working capital. Accordingly, the failure of the Company to increase its working capital may adversely effect its ability to expand its business.

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

Employees

At December 31, 1998, the Company had 744 employees, of which 698 were contract service employees who performed services on the clients' premises and 46 were executive and administrative employees. Each of the Company's offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with the Company which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by the Company's clients for any reason, the Company has no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. The Company's employees are not represented by a labor union, and the Company considers its employee relationship to be good.

Executive Officers of the Company

The following are the executive officers of the Company as of March 31, 1999:

     Name            Age       Position with the Company
    -----            ----      -------------------------
Joseph G. Sicinski   67        Chief Executive Officer, President and director
Edward D. Bright     61        Chairman of the Board
Glen R. Charles      45        Chief Financial Officer, Secretary and Treasurer
Frank J. Vincenti    46        Vice President

Item 1.  Business [Continued]

Mr. Joseph G. Sicinski has been president and a director of the Company since May 1995. He served in the same capacities for TGS since its organization in January 1995, and served as president of a predecessor of TGS since September 1992. He has been chief executive officer of the Company since April 1998. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services. Mr. Sicinski is also a director of Netsmart Technologies, Inc., ("Netsmart"), which markets medical information systems. SISC, the Company's largest stockholder is also the largest stockholder of Netsmart.

Mr. Edward Bright has been a director of the Company since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated, the parent company of SISC, and a director of Netsmart. Consolidated, through SISC, is the principal stockholder of the Company and, through another subsidiary, offers telecommunications services. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to a subsidiary of Netsmart which was acquired by Netsmart in June 1994. From June 1994 until January 1996, he was chief executive officer of Netsmart.

Mr. Glen R. Charles has been chief financial officer and treasurer of the Company since May 1995 and of TGS since its organization in January 1995. He has been secretary of the Company since April 1998. Mr. Charles served as chief financial officer of RMI since its acquisition in November 1994. From 1992 to November 1994, he was engaged in the private practice of accounting.

Mr. Frank J. Vincenti has been Vice President in charge of operations since May 1998. Mr. Vincenti has approximately 25 years of experience in the contract engineering industry with direct experience in staffing, recruiting, sales and marketing. Mr. Vincenti was previously employed by CDI, a leading competitor of the Company, where he served as Vice President of regional operations in the information technology division.

Item 2. Description of Property.

The Company leases approximately 7,500 square feet of office facilities at its location in Long Island, New York, where it maintains its executive offices. It also rents modest office space in Houston Texas, Phoenix Arizona, Arlington Texas, Los Angeles California, Seattle Washington and Orlando Florida. The aggregate annual rent payable by the Company is approximately $225,000, which is subject to annual increases. The Company believes that its present office space is adequate for its present needs and that additional office space is readily available on commercially reasonable terms.

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

         No matters were voted upon during the fourth quarter of 1998.

                                        PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's Common Stock is traded on The Nasdaq SmallCap Market under the symbol TGSI.

On June 20, 1997, the Company effected a one-for-six reverse split in its Common Stock. All share and per share information give effect, retroactively, to such reverse split.

The high and low closing price for the Company's Common Stock since January 1996 are as follows:
                                                      Common Stock
                                                    ---------------
                                                      High      Low
1997
  First Quarter                                     12-9/16     6-3/4
  Second Quarter                                     9-3/16     1-5/8
  Third Quarter                                      4-3/4      1-9/16
  Fourth Quarter                                     6-9/16     3-7/8

1998
  First Quarter                                      6-1/8      5
  Second Quarter                                     5-3/4      4-1/16
  Third Quarter                                      5          3
  Fourth Quarter                                     4/3/4      1-1/16

1999
  First Quarter                                      1-7/8        3/4

The closing price for the Common Stock on March 31, 1999 was $1.1875. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 1999, the Company believes that there were approximately 2,000 beneficial holders of record of the Common Stock.

The Company has paid no dividends on its Common Stock since inception, and does not expect to pay any dividends for the foreseeable future.

Item 6.  Selected Financial Data.

                             TRANS GLOBAL SERVICES, INC.
                              SELECTED FINANCIAL DATA
                        (In thousands, except per share amounts)

Set forth below is selected financial data with respect to the Company for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The selected financial data has been derived from the financial statements which appear elsewhere in this Report. This data should be read in conjunction with the financial statements of the Company and the related notes which are included elsewhere in this Report.

Statement of Operations Data 1:
------------------------------

                                                                      Year Ended December 31,
                                                        -----------------------------------------------------
                                                        1998        1997        1996         1995        1994
        Revenue                                       $ 67,244     $75,725     $62,594     $63,152     $25,287
        Net income/(loss) from continuing operations       805       1,023        (681)     (4,413)       (411)
        Net income/(loss)                                  805       1,023        (681)     (4,696)       (411)
        Net income/(loss) per share of Common Stock        .21         .27       ( .27)      (8.88)      (4.08)
        Weighted average number of shares of
         Common Stock outstanding                        3,820       3,820       2,530         529         100

Balance Sheet Data:
                                                                          December 31,
                                                          -----------------------------------------------------
                                                       1998          1997        1996         1995        1994

        Working capital (deficiency)                 $    972      $  257       $  (755)   $(2,401)    $(1,805)
        Total assets                                   12,597      13,942        13,100     12,763      10,345
        Total liabilities                               3,630       5,943         6,274      8,511       9,033
        Accumulated deficit                            (3,959)     (4,765)       (5,788)    (5,106)       (411)
        Stockholders' equity                            8,967       7,999         6,826      4,252       1,312



Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Results of Operations

Years ended December 31, 1998, 1997 and 1996

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business will be dependent upon its ability to generate sufficient revenue to enable it to cover its fixed costs and other operating expenses, and to reduce its variable costs.
Under its agreements with its clients, the Company is required to pay its employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1999, Social Security taxes are payable on the first $72,600 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

The Company's revenues, derived principally from the aircraft and aerospace industry, in 1998, totalled $67.2 million. This reflected a decrease of 11% from the revenue in 1997. In 1997, the Company experienced a 21% increase in revenue over that achieved in 1996. The decrease from 1997 to 1998, can be primarily attributed to the general slowdown in the aerospace industry, including the effects of reduced orders particularly resulting from the unstable economic climate in Asia. This trend has continued during the first quarter of 1999. The increase from 1996 to 1997 was a reflection of the Company's placement efforts in meeting the increased needs of its customers. During 1998, approximately 60.1% of the Company's revenue was generated from its three largest customers and approximately 75.4% of the revenue was generated from its five largest customers. In 1997, approximately 63% of the Company's revenue was derived from its three largest customers and approximately 79% of such revenue was derived from its five largest clients. In 1996, these customers accounted for 61% and 75% of revenue respectively. The trend toward consolidation in the defense industry in general and the aerospace industry in particular has accentuated the concentration of major clients within the aerospace industry, and the Company may be adversely affected by any factors which affect the defense and aerospace industries.

The Company's gross margins for 1998, 1997 and 1996 were 9.2%, 8.8% and 8.2% respectively. The continued improvement of gross margins reflects both the Company's efforts to expand its customer base with higher gross margin business and its willingness to terminate customer relationships or reduce the scope of services for customers that do not generate an acceptable gross margin.

Selling, general and administrative expenses exclusive of related party expenses and amortization of intangibles in 1998 increased by 5.2% over 1997 which reflected an increase of 9.0% from 1996. The Company is focusing its business strategy on maintaining general and administrative expenses and increasing its sales efforts in order to compete more effectively in this competitive marketplace. Related party expenses decreased by 54% based on the termination of the Company's management services agreement with Consolidated Technology Group, Ltd., effective April 30. 1998.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Years Ended December 31, 1998, 1997 and 1996

Amortization of customer lists and other intangible assets declined in 1998 by approximately 18% compared to that of 1997 which had decreased by 26.6% compared to that of 1996. This reduction reflected the full amortization in 1997 of certain intangible assets.

Interest expense for 1998 decreased by 33% compared to 1997 which had increased by approximately 9% over 1996. This decrease is primarily attributable to the lower financing rates payable through the Company's credit facility with Citizens and by reduced borrowing reflecting a reduced level of revenue and accounts receivable.

Net Income (Loss)

The Company's net income before income tax benefit was $469,000 for 1998, compared with $748,000 in 1997 and a loss of $681,000 in 1996. The Company recognized a tax benefit from the use of its tax loss carryforwards of $336,000 in 1998 and $275,000 in 1997. The company's net income was income approximately $805,000 or $.21 per share for 1998 as compared with net income of approximately $1,023,000 or $.27 per share for 1997 and a net loss of $681,000 or $.27 per share loss for
1996.

Liquidity and Capital Resources

At December 31, 1998, Trans Global Services, Inc. had $972,643 of working capital. The Company's principal source of cash during 1998 was the cash flow generated from operations and its credit facility with Citizens. Cash flow from operating activity was $1,116,260 in 1998 compared to $1,072,461 in 1997 and ($1,109,899) in 1996. This increase in cash flow is primarily a result of the Company's net income of $805,261 in 1998.

On April 23, 1998 the Company entered into a two-year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. Additional costs associated with the new financing arrangement include an unused line fee equal to 1/4 of one percent of the unused line and a monthly fee of $2,000. The borrowings from Citizens are secured by a security interest in all of the Company's assets. At December 31, 1998, such borrowings were approximately $2.6 million. At December 31, 1997 and 1996 the borrowings from the Company's prior lender amounted to $3.6 million and $3.7 million. The interest rates (exclusive of the fee) payable by the Company at December 31, 1998 was 8.5% and at December 31, 1997 and 1996 10.50% and 10.25% respectively.

On February 25, 1999, the Company entered into an agreement with Consolidated and SISC, pursuant to which SISC is to transfer to the Company 1,150,000 shares of the Company's common stock which are owned by SISC in satisfaction of (i) Consolidated's obligations to pay the redemption price of $2,100,000 payable with respect to the Consolidated Series G 2% Cumulative Redeemable Preferred Stock owned by the Company together with accrued dividends of approximately $140,000 and (ii) Consolidated's obligations to pay the Company $325,952 (the

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

"Consolidated Payable") in respect of advances made by the Company to certain of Consolidates's subsidiaries. The agreement as amended also gives Consolidated the right to retain the 1,150,000 shares if Consolidated pays the redemption price of $2,100,000 together with the accrued dividends and the Consolidated payable by April 30, 1999. The 1,150,000 shares and the Series G Preferred Stock are being held in escrow pending the election by Consolidated to make such payment. The Series G Preferred Stock is reflected on the balance sheet as Investment in Preferred Stock of Affiliate.

If the 1,150,000 shares are transferred to the Company pursuant to the agreement, the carrying value of the Series G Preferred Stock, which at December 31, 1998, includeing accrued dividends, and the $325,592 Consolidated payable will be treated as a reduction of stockholder's equity, and the 1,150,000 will be treated as treasury shares, unless canceled by the Company.

Other assets include deferred acquisition costa of $236,000. If the Company does not complete an acquisition, such costs will be expensed.

Investing and financing activities required $203,974 and $1,005,850, respectively, primarily as a result of $136,500 of accrued dividends earned on the Company's Investment in the Preferred Stock of an Affiliated Company, and payments amounting to $923,584 to reduce its borrowings from Citizens.

The Company continues to believe that as profits increase its working capital will increase as well. However, the Company must still improve its working capital and stockholders' equity in order to increase its revenue from certain major clients and to attract clients requiring greater working capital.

The Company relies on its ability to generate cash flows from operating activity and its borrowings to fund operations. The Company does not have any agreements with any other funding sources and its business may be impaired if it does not obtain adequate financing.

The previously reported claim by the U.S. Government Printing Office has been settled with no payment by the Company.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". A significant portion of the Company's computer software, particularly the software relating to payroll, billing and other employee records, is presently Year 2000 compliant. The Company is in the process of evaluating the potential cost to it in addressing the Year 2000 issue with respect to its other software and the potential consequences of and incomplete or untimely resolution of the Year 2000 issue. Although the Company believes that it will not incur significant expenses to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material effect upon the Company.

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.

   Not Applicable.

Item 8. Financial Statements.

The Financial Statements begin on Page F-1.


Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

                                        PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 1999.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Trans Global Services, Inc. and Subsidiaries

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 1998 and 1997
Consolidated Statements of Operations for the years ended December 31, 1998, 1997, and 1996
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1997, and 1996
Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996

Notes to Financial Statements

(b)     Financial Statement Schedules.
    None

(c)     Exhibits

3.1-1     Restated Certificate of Incorporation.
3.2-2     By-Laws.
10.1.-6 Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski.
10.2      Employment agreement dated May 26, 1998, between the Company and
          Frank Vincenti.
10.3-3    1995 Long-Term Incentive Plan.
10.4-4    1993 Stock Option Plan.
10.5-4    1995 Incentive Stock Plan.
10.6-2    Form of Series A Common Stock Purchase Warrants.
10.7-2    Form of Series D common Stock Purchase Warrants.
10.8-1 Agreement dated February 3, 1995 between the Company and Metro Factors, Inc. ("Metro").
10.9-1 Letter agreements dated January 29, 1997 and February 5, 1997 between the Company and Metro.
10.10-6   Letter agreement dated January 29, 1998, between the Company and
          Metro.
10.11-7 Credit Agreement dated April 23, 1998 between the Company and Citizens Business Credit Company.
10.12-8   1998 Long-Term Incentive Plan
10.13     COTG agreement incorporated by reference with Form 8K.
10.14 Agreement dated March 23, 1999 between Trans Global Services, Inc., ARC Networks, Consolidated Technology Group, Ltd. Technology Acquisitions Ltd., and Gemini II, Inc.

Part IV [Continued]


11.1    Computation of income (loss) per share.
21.1-5  Subsidiaries of the Registrant
24.1    Consent of Moore Stephens, P.C.
25.1    Powers of attorney (See Signature Page).
27.1    Financial data schedule.


1. Filed as an exhibit to the Company's registration statement on Form S-1, File No. 333-14289, and incorporated herein by reference.
2. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
3. Filed as an exhibit to the Company's definitive proxy material for its special meeting of stockholders for November 1996 and incorporated herein by reference.
4. Filed as an exhibit to the Company's Registration Statement on Form SB-2, File No. 33-73178 and incorporated herein by reference.
5. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.
6. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference.
7. Filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 and incorporated herein by reference.
8. Filed as an exhibit to the Company's definitive proxy material for its annual meeting of stockholders for August 1998 and incorporated herein by reference.


(d)  Reports on Form 8-K

     None

        SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS GLOBAL SERVICES, INC.


Date: April 15, 1999                    By:
                                           Joseph G. Sicinski
                                           President, Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Company and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Joseph G. Sicinski as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him and in his name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.


Signature                              Title                       Date




Joseph G. Sicinski       President, Chief Executive            April 15,   1999
                         Officer and Director
                        (Principal Executive Officer)

 Glen R. Charles         Chief Financial Officer (Principal    April 15,   1999
                         Financial and Accounting Officer)


 Edward D. Bright        Director                              April 15,   1999



Donald Chaifetz          Director                              April 15,   1999



Seymour Richter          Director                              April 15,   1999

                        INDEX TO FINANCIAL STATEMENTS


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES                     PAGE

Report of Independent Certified Public Accounts

Consolidated Balance Sheets as of December 31, 1998 and 1997      F-3

Consolidated Statements of Operations for the years ended
December 31,  1998, 1997 and 1996                                 F-5

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1998, 1997,and 1996              F-7

Consolidated Statements of Cash Flows for the years ended
December 31,  1998, 1997 and 1996                                 F-10

Notes to Consolidated Financial Statements                        F-13

                      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
March 23, 1999

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                   1 9 9 8           1 9 9 7

Assets:
Current Assets:
Cash and Cash Equivalents                    $      234,917   $       328,484
Accounts Receivable - Net                         3,922,843         5,470,353
Loans Receivable - Officer                            5,000            47,500
Deferred Tax Asset-Current Portion                  144,000           177,000
Deferred Loan Costs                                  82,266             -0-
Prepaid Expenses and Other Current Assets           214,323           176,353
                                                 ----------        ----------
Total Current Assets                              4,603,349         6,199,690
                                                 ----------         ---------
Property and Equipment - Net                        171,123           194,513
                                                 ----------         ---------
Other Assets:
Due from Affiliates                               1,615,035         1,675,955
Customer Lists                                    2,388,607         2,613,564
Goodwill - Net                                      726,968           775,545
Deferred Acquisition Costs                          235,560           160,645
Deferred Tax Asset-Non Current                      578,000           178,000
Other Assets                                         41,407            43,232
Investment in Preferred Stock of Affiliate        2,237,230         2,100,730
                                                 ----------          --------
Total Other Assets                                7,822,807         7,547,671
Total Assets                               $     12,597,279        13,941,874
                                           ================        ==========


See Notes to Consolidated Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                  1 9 9 8           1 9 9 7

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses          $    314,625     $    591,614
Accrued Income Taxes Payable                         13,496           76,357
Accrued Payroll and Related Taxes and Expenses      528,574        1,416,134
Voluntary Settlement Agreement                          -0-          150,000
Loans Payable - Asset-Based Lender                2,647,244        3,570,828
Note Payable - Other                                126,767          138,230
                                                  ---------         --------
Total Current Liabilities                         3,630,706        5,943,163
                                                   ---------        --------

Commitments and Contingencies [10]                      --               --
                                                  ---------        --------
Stockholders' Equity:

Common Stock $.01 Par Value, 25,000,000 Shares
Authorized at December 31,1998 and 50,000,000 Shares
Authorized at December 31,1997. Issued and
Outstanding 3,819,716                               38,197            38,197

Capital in Excess of Par Value                  12,887,851        12,887,851

Deferred Consulting Fees                               -0-          (162,601)

Accumulated Deficit                             (3,959,475)       (4,764,736)
                                                ----------          ---------
Total Stockholders' Equity                       8,966,573         7,998,711
                                                ----------           --------
Total Liabilities and Stockholders' Equity     $12,597,279      $ 13,941,874
                                               ===========         ==========

See Notes to Consolidated Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Y e a r s   e n d e d
                                                D e c e m b e r  31,
                                        1 9 9 8         1 9 9 7      1 9 9 6
Revenues                            $ 67,243,713    $ 75,724,759  $  62,594,051

Cost of Services Provided             61,023,970      69,077,544     57,436,052
                                      ----------      ----------     ----------
Gross Profit                           6,219,743       6,647,215      5,157,999
                                      ----------      ----------     ----------
Operating Expenses:
Selling, General and
Administrative Expenses                 5,040,121      4,791,674      4,396,503
Related Party Administrative Expenses      55,000        120,000        120,000
Amortization - Intangibles                273,537        333,995        455,200
                                        ---------      ---------        -------
Total Operating Expenses                5,368,658      5,245,669      4,971,703
                                        ---------      ---------      ---------
Operating Profit                          851,085      1,401,546        186,296
                                        ---------      ---------      ---------
Other Income (Expenses):
Interest Expense                         (516,698)      (775,437)      (712,289)
Related Party-Interest Income             130,000        130,000        106,000
Other Income (Expense)                      4,611        ( 8,591)        14,743
Settlement Costs                               --             --       (300,000)
                                        ---------       --------        -------
Total Other Expenses - Net               (382,087)      (654,028)      (867,546)
                                        ---------       --------       --------
Income(Loss)before Income Tax Benefit     468,998        747,518     (  681,250)
Income Tax Benefit                        336,263        275,363             --
                                       ---------        --------      ---------
Net Income (Loss)                     $   805,261     $1,022,881     $ (681,250)
                                       =========     ===========    ===========

Basic Earnings (Loss) Per Share       $       .21      $     .27     $    ( .27)


Weighted Average Number of Shares       3,819,716      3,819,574      2,530,495

Diluted Earnings (Loss) Per Share:
  Incremental Shares from Assumed
  Conversion of Options and Warrants      11,500          69,415              0
                                       ---------      ----------     ----------
Weighted Average Number of
  Shares Assuming Dilution             3,831,216       3,888,989      2,530,495

Diluted Earnings (Loss) Per Share     $      .21       $     .26      $ (   .27)


See Notes to Consolidated Financial Statements

                                      F-5

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Preferred stock $0.01 Par Value Series "A"
Convertible participating Authorized 25,000
shares
Balance - December 31,1995                               25,000          250
Conversion of Series "A"  Preferred Stock
to Common                                               (25,000)        (250)
                                                       --------      -------
Balance - December 31, 1996, 1997 and 1998                    0            0
                                                       ========      =======
Preferred Stock $.01 Par Value Series
"B" & C"
Convertible Authorized 25,000 shares each
Balance - December 31,1995                               50,000          500
Cancelled in SISC Recapitalization                      (50,000)        (500)
                                                        -------        -----
Balance - December 31,1996, 1997 and 1998                     0            0
                                                         ======        =====
Preferred stock $.01 Par Value Series "D"
Convertible 6.25% Redeemable Authorized 20,000 shares
Balance - December 31,1995                             20,000            200
Cancelled in SISC Recapitalization                    (20,000)          (200)
                                                      -------          -----
Balance December 31, 1996, 1997 and 1998                    0          $   0
                                                      =======          =====

Preferred stock $0.01 Par Value Series "E"
Convertible participating Authorized 5,000 shares

Balance - December 31,1995                              5,000             50
Conversion of shares of Series "E" Preferred
Stock to Common Stock                                  (5,000)         (  50)
                                                       -------          -----
Balance - December 31,1996, 1997 and 1998                   0              0
                                                       =======         ======


See Notes to Consolidated Financial Statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Preferred stock $0.01 Par Value Series "F"
Convertible participating Authorized 10,000 shares
Balance - December 31,1995                                 --              --
Issued in SISC Recapitialization                       10,000             100
Cancelled on Conversion into Common Stock             (10,000)           (100)
                                                       ------            ----
Balance- December 31, 1996, 1997 and 1998                   0               0
                                                      =======           ======
Common Stock $.01 Par Value Authorized
50,000,000 shares at December 31, 1997 and
25,000,000 at December 31, 1998
Balance - December 31,1995                            570,766           5,707
Issued on Conversion of Series "A" and "E"
 Preferred Stock                                      353,333           3,533
Issuance of shares of Common Stock -
 Regulation S                                         916,666           9,167
Issuance of shares of Common Stock-
 Sirrom Capital                                         1,040              10
Deferred Issuance of shares of Common Stock
 Related to Acquisition Stock of Concept              123,413           1,234
Deferred Issuance of shares of Common Stock
 Related to Sale of WWR                               176,666           1,767
Issued on Conversion of Series F Preferred
 Stock                                              1,666,666          16,667
Exercise of Common Stock Options                        8,333              83
                                                   ----------         -------
Balance - December 31, 1996                         3,816,883          38,168
Exercise of Common Stock Options                        2,833              29
                                                  -----------        --------
Balance - December 31, 1997                         3,819,716         $38,197
                                                    ---------         -------
Balance - December 31, 1998                         3,819,716         $38,197
                                                    =========         =======




See Notes to Consolidated Financial Statements

 Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                                    Amounts
Capital in Excess of Par Value
Balance - December 31,1995                                          9,859,773
Conversion of Series "A" and "E" Preferred
 Stock to Common                                                      ( 3,233)
Issuance of shares of Common Stock-Regulation S                     2,315,833
Issuance of shares of Common Stock-Sirrom Capital                       9,496
Deferred Issuance of shares of Common Stock related to
Acquisition Stock of Concept                                           (1,234)
Deferred Issuance of shares of Common Stock related to
 Sale of WWR                                                          ( 1,767)
SISC Recapitalization                                                 750,600
Expiration of Below Market Options                                   (138,125)
Issuance of Below Market Options                                       79,687
Conversion of Series F Preferred Stock to Common                      (16,567)
Exercise of Common Stock Option                                        24,917
                                                                     --------
Balance - December 31,1996                                         12,879,380
Exercise of Common Stock Options                                        8,471
                                                                   ----------
Balance - December 31, 1997                                        12,887,851
                                                                   ----------
Balance - December 31, 1998                                        12,887,851
                                                                   ==========

Accumulated Deficit
Balance - December 31, 1995                                        (5,106,367)
Net (Loss)                                                         (  681,250)
                                                                   ----------
Balance - December 31, 1996                                        (5,787,617)
Net Income                                                          1,022,881
                                                                    ---------
Balance - December 31, 1997                                       $(4,764,736)
Net Income                                                            805,261
                                                                   -----------
Balance - December 31, 1998                                       $(3,959,475)
                                                                  ===========


See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     AMOUNT
Deferred Charges
Balance - December 31, 1995                                      $   (508,512)
Amortization of Deferred Consulting Costs                             230,108
Expiration of Below Market Options                                    138,125
Issuance of Below Market Options                                     ( 79,687)
Recapture of Amortization on Expired Below
 Market Options                                                      ( 83,507)
                                                                    ---------
Balance - December 31, 1996                                         ( 303,473)
Amortization of Deferred Consulting Costs                             140,872
                                                                     --------
Balance - December 31, 1997                                         ( 162,601)
Amortization of Deferred Consulting Costs                             162,601
                                                                     --------
Balance - December 31, 1998                                               -0-
                                                                    =========
Total Stockholders' Equity
Balance - December 31, 1995                                         4,251,601
Issuance of shares of Common Stock-Regulation S                     2,325,000
Issuance of shares of Common Stock-Sirrom Capital                       9,506
SISC Recapitalization                                                 750,000
Amortization Deferred Consulting Costs                                230,108
Recapture of Amortization on Expired Below
 Market Options                                                       (83,507)
Exercise of Common Stock Options                                       25,000
Net (Loss) for the Year Ended December 31,1996                       (681,250)
                                                                      -------
Balance - December 31, 1996                                         6,826,458
Exercise of Common Stock Options                                        8,500
Amortization of Deferred Consulting Costs                             140,872
Net Income for the Year Ended December 31, 1997                     1,022,881
                                                                     --------
Balance - December 31, 1997                                       $ 7,998,711
Amortization of deferred Consulting Costs                             162,601
Net Income for the Year Ended December 31, 1998                       805,261
                                                                   ----------
Balance - December 31, 1998                                       $ 8,966,573



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Y e a r s   e n d e d
                                                 D e c e m b e r  31,
                                            1 9 9 8      1 9 9 7        1 9 9 6

Operating Activities:
Net Income (Loss)                         $  805,261   $1,022,881   $(681,250)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided By (Used in)
 Operations:
  Depreciation and Amortization              393,364      385,351     477,160
  Charges from Option Exercise               162,601      140,872     230,108
 Deferred Offering Costs                          --      320,245          --
 Deferred Income Taxes                      (367,000)    (355,000)         --
Recapture of Amortization on
  Expired Below Market Options                    --           --     (83,507)
  Settlement Costs                                --           --     300,000
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Accounts Receivable-Net                  1,547,510    (280,297)   (320,940)
   Loan Receivable - Officer                   42,500    (  5,000)    (20,000)
   Prepaid Expenses and Other
    Current Assets                          (  37,970)     53,721    (149,108)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                ( 276,989)    308,258    (267,738)
  Accrued Payroll and Related
    Taxes and Expenses                      ( 887,560)   (367,927)     28,376
  Accrued Payroll Tax Penalties                   -0-    ( 77,000)   (623,000)
  Accrued Income Taxes Payable              (  62,861)     76,357          --
  Accrued Voluntary Settlement Agreement    ( 150,000)   (150,000)         --
                                           ---------   ----------      --------
Total Adjustments                             363,595      49,580    (428,649)
                                           ----------   ---------   ----------
Net Cash -  Operating Activities            1,168,856   1,072,461  (1,109,899)
                                          ----------   ---------    ----------
Forward



See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Y e a r s   e n d e d
                                                  D e c e m b e r  31,
                                       1 9 9 8         1 9 9 7        1 9 9 6

Net Cash -
 Operating Activities Forwarded     $1,168,856     $1,072,461      $ (1,109,899)

Investing Activities:
 Capital Expenditures                  (55,307)      (171,288)          (55,536)
 Deferred Acquisition Costs            (74,915)      (160,645)               --
 Repayments from Affiliates             60,920             --                --
 Advances to Affiliates                     --       (167,453)         (274,074)
 Other, net                              1,825       ( 20,337)            2,116
Investments in Preferred Stock
   of Affiliate                      (136,500)            -0-               -0-
                                     --------         --------         --------
Net Cash -  Investing Activities     (203,977)       (519,723)         (327,494)
                                    ----------     -----------         ---------
Financing Activities:
 Net(Payments to) Advances from
  Asset-Based Lender                 (923,584)       (120,047)           12,173
 Repayment of Subordinated Debt            --              --          (700,000)
 Payments to Affiliates                    --              --          (176,832)
 Deferred Offering Costs                   --        (168,938)         (151,307)
 Deferred Loan Costs                 (123,399)             --                --
 Issuance of shares of Common Stock        --              --         2,334,506
 Exercise of Stock Options                 --           8,500            25,000
 Repayment of Note Payable            (11,463)             --           (60,513)
                                      ---------      ---------       ----------
Net Cash -
 Financing Activities              (1,058,446)       (280,485)        1,283,027
Net(Decrease) Increase in Cash and
 Cash Equivalents                  (   93,567)        272,253          (154,366)
Cash and Cash Equivalents
  - Beginning of Year                 328,484          56,231           210,597
Cash and Cash Equivalents
  - End of Year                  $    234,917        $328,484        $   56,231
                                  ===========     ===========       ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                      $    516,698      $  775,437        $  712,289
   Income Taxes                  $     68,936      $       --        $       --


See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS


Supplemental Disclosures of Non-Cash Investing and Financing Activities:
During the year ended December 31, 1996, the Company had the following:

Issued preferred stock and warrants to an affiliate and reduced amounts owed to such affiliate by $750,000 plus accrued interest. A stock option granted in 1995 expired without having been exercised as to 85,000 shares. This resulted in a recapture of $83,507 of amortization expense. Additional stock options were granted and non-cash deferred charges of $79,687 were incurred which were amortized over the 2 year life of the option.




















See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[1] Basis of Presentation

Trans Global Services, Inc. ("the Company or Trans Global"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc., formerly known as ARC Acquisition Group, Inc.["Holdings"] and Resource Management International,Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace industry. The principal stockholder of the Company is SIS Capital Corp. ["SISC"], a wholly-owned subsidiary of Consolidated Technology Group Ltd. ["Consolidated"], a publicly held company. (See Note 18 in connection with an agreement with Consolidated and SISC pursuant to when SISC may transfer 1,150,000 shares of common stock to the Company in satisfaction of certain obligations of Consolidated to the Company.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries, Holdings and RMI. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1998 and 1997.

Prepaid Expenses and Other Current Assets - Prepaid expenses primarily consist of approximately $172,000 and $144,000 of prepaid insurance at December 31, 1998 and 1997, respectively.

Property and Equipment - Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Estimated useful lives range from 5 to 10 years as follows:

Furniture and Fixtures                  5 - 7   years
Leasehold Improvements                  5 - 10  years
Equipment                               5 - 10  years


Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

Offering Costs- Deferred offering costs of $ 169,000 and $151,000 were incurred in 1997 and 1996 with respect to a proposed public offering which was not completed in 1997. These costs were expensed to selling, general and administrative expenses in 1997.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS




Deferred Acquisition Costs - Deferred acquisition costs represent legal, accounting and other costs associated with the consummation of business acquisitions by the Company. When such acquisitions are consummated, these costs will be added to other costs incurred in the acquisition of such businesses. If such acquisitions are not completed in the near term, these costs will be expensed. (See Note 18)

Revenue Recognition - The Company records revenue as services are provided.

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

Income Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes". Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share- Earnings per share of Common Stock reflects the weighted average number of shares outstanding for each year. On June 20, 1997, the Company effected a one-for-six reverse split in its Common Stock. All share and per share information in these financial statements gives effect, retroactively, to such reverse split.

The Financial Accounting Standards Board has issued SFAS No.128, "Earnings Per Share", which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements for the years ended December 31, 1998 and 1997, have been calculated in accordance with SFAS No. 128.The year ended December 31, 1996 earnings per share data has been recalculated as necessary to conform to SFAS No.128.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


SFAS No. 128 supercedes APB Opinion No.15, "Earnings Per Share", and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No.128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential common shares that were outstanding during the period, such as common shares that could result from the potential exercise or conversion of securities into common stock.

The computation of diluted earnings per share does not assume conversion, exercise or contingent issuance of securities that would have an antidulutive effect on earnings per share (i.e. increasing earnings per share or reducing loss per share). The dilutive effect of outstanding options and warrants and their equivalents are reflected in dilutive earnings per share by the application of the treasury stock method which recognizes the use of proceeds that could be obtained upon the exercise of options and warrants in computing diluted earnings per share. It assumes that any proceeds would be used to purchase common stock at the average market price during the period. Options and warrants will have a dilutive effect only when the average market price of the common stock during the period exceeds the exercise price of the options or warrants.

Securities that could potentially dilute earnings per share in the future are disclosed in Note 15.

Impairment - The Company reviews certain long-lived assets, including goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. pursuant to guidance established in SFAS No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of." [See Note 5]

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. For each of the years ended December 31, 1998 and 1997, a significant portion of the Company's receivables were derived from three customers [See Note 13].

Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in excess of the federally insured limit in financial institutions for the payment of payroll costs. Such amounts are reduced below the federally insured limit as payroll checks are presented for payment. Such reduction generally occurs over three to four business days. At December 31, 1998, the Company had amounts on deposit with two financial institutions which exceeded the federally insured limit by approximately $400,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

[3] Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at December 31, 1998 and 1997. On April 23, 1998 the Company entered into a two year revolving credit agreement with Citizens Business Credit Company, a division of Citizen's Leasing Corporation ("Citizens"). Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $7.5 million. Additional costs associated with the new financing arrangement include an unused line fee equal to 1/4 of one percent of the unused line and a monthly fee of $2,000. The borrowings from Citizens are secured by a security interest in all of the Company's assets. At December 31, 1998, such borrowings were approximately $2.6 million. At December 31, 1997 and 1996 the borrowings from the company's prior lender amounted to $3.6 million and $3.7 million. The interest rates (exclusive of the fee) payable by the Company at December 31, 1998 was 8.5% and at December 31, 1997 and 1996 10.50% and 10.25% respectively. Prior to April 1998 the Company financed a majority of its receivables from an asset-based lender under agreements entered into in February 1995 and subsequently amended. The agreements provided a maximum availability of funds of $5,500,000. Funds were advanced in an amount equal to 85% of the total face amount of outstanding and unpaid receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


[4] Property and Equipment

Property and equipment at December 31, 1998 and 1997  is as follows:

                                             19 9 8      1 9 9 7
Equipment                                   $  393,873   $ 349,701
Furniture and Fixtures                         196,071     189,134
Leasehold Improvements                          97,797      93,602
                                             ---------    ---------
Totals - At Cost                               687,741     632,437
Less: Accumulated Depreciation                 516,618     437,924
                                             ---------    ---------
Totals                                      $  171,123   $ 194,513

Depreciation expense charged to operations was $78,694 in 1998, $51,359 in 1997, and $22,160 in 1996.

[5] Intangibles

The Company acquired its subsidiaries during 1994. As part of the purchase agreements, the Company acquired customer lists, a restrictive covenant and goodwill. The intangible assets acquired and the related amortization on the straight-line method are summarized as follows:

                                               Accumulated Amortization      Net of Amortization
                 Life                               December 31,                 December 31,
                 Years    Cost                    1998        1997            1998            1997
Customer Lists    15   $3,374,477             $ 985,870    $  760,913        $2,388,607   $2,613,564
Goodwill          20   $  971,623             $ 244,655    $  196,078        $  726,968   $  775,545


Goodwill represents the excess of the acquisition costs over the fair value of net assets of business acquired. Amortization expense is calculated on a straight-line basis over twenty years. Other intangibles are Customer Lists and Covenants Not-to-Compete. Customer Lists represent listings of customers obtained through acquisitions to which the Company can market its services. Customer Lists are recorded at cost and are amortized on a straight- line basis over the estimated useful life of fifteen years. The Company reviews Goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. If the review indicates impairment, the Company will incur a charge against operations to the extent that carrying value exceeds fair value. Management has determined that fair value exceeds carrying value as of December 31, 1998.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[6] Related Party Transactions

During 1996, the Company issued to SISC 9,900 shares of Series F Preferred Stock and warrants to purchase 3,200,000 shares of Common Stock at $7.50 per share in exchange for the cancellation of $750,000 principal amount of the Company's debt to SISC and all of the shares of the three series of Preferred Stock that were owned by SISC, including accrued dividends. Such exchange is referred to as the "SISC Recapitalization". SISC transferred 1,000 of such shares to Mr. Lewis S. Schiller, who was then president and chief executive officer of both Consolidated and the Company, pursuant to Mr. Schiller's employment agreement with Consolidated. An additional 100 shares of Series F Preferred Stock were issued to DLB, Inc., which was controlled by Mr. Schiller's wife, in exchange for the cancellation of shares of preferred stock owned by DLB. The 10,000 shares of Series F Preferred Stock were converted into 10,000,000 shares of Common Stock during 1996. As a result of this SISC Recapitalization, the Company's obligations to SISC were reduced to $300,000, which was paid during 1996.

Additionally, the Company issued two-year warrants to purchase an aggregate of 83,333 shares of Common Stock at $21.00 per share. As a result of the March 1996 amendment to the Company's certificate of incorporation increasing the authorized Common Stock, the 25,000 shares of Series A Convertible Preferred
Stock were automatically converted into 333,333 shares of Common Stock. The former stockholders of Trans Global have certain registration rights with respect to securities issued pursuant to the Trans Global Transaction.

In connection with the sale of a subsidiary engaged in an unrelated business, to a subsidiary of Consolidated, the Company issued 176,666 shares of Common Stock to SISC. In connection with such transaction, Consolidated satisfied the obligation to pay approximately $2.1 million due to the Company through the issuance of preferred stock of Consolidated.

The Company had a management services agreement with a wholly-owned subsidiary of Consolidated pursuant to which the Company paid a monthly fee of $10,000 through January 1998. Commencing February 1998 such fee was increased to $15,000 through March 2000. The Company terminated the management services agreement effective April 30, 1998.

At June 30, 1995, SISC converted $200,000 of the Company's obligations to SISC into 5,000 shares of Series E Preferred Stock. In March 1996, as a result of amendment to the Company's certificate of incorporation increasing its authorized common stock, the 5,000 shares of Series E Preferred Stock was automatically converted into 20,000 shares of Common Stock.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

As of July, 1996 The Company owed SISC $1,050,000 for advances made by SISC. Pursuant to an exchange [the "SISC Recapitalization"], the Company issued to SISC 9,900 shares of Series F Preferred Stock and warrants to purchase 533,333 shares of Common Stock at $7.50 per share in exchange for the cancellation of $750,000 principal amount of the Company's debt to SISC and all of the shares of Series B, C, and D Preferred Stock owned by SISC, including accrued dividends due on the Series D Preferred Stock. As part of the SISC Recapitalization, the Company issued 100 shares of Series F Preferred Stock to DLB, which owned 5% of the Series B and C Preferred Stock. The 10,000 shares of Series F Preferred Stock were converted into 1,666,666 shares of Common Stock in October and December 1996. As a result of the SISC Recapitalization, the Company's obligations to SISC was reduced to $300,000, which was paid in 1996.

In April 1996, the Company issued to its directors warrants to purchase an aggregate of 283,333 shares of Common Stock at $7.50 per share. The warrants expire on April 1, 2001 and provide the holders with certain registration rights. In connection with the issuance of such warrants, the obligation of the Company to issue to two directors warrants to purchase an aggregate of 25,000 shares at $21.00 per share was terminated.

In July 1997, SISC sold 258,333 shares of Common Stock to the President ("President") for $1.625 per share, which was the market price on the date of sale. The President issued his five-year non-recourse promissory note in payment of the shares. In August 1997, SISC transferred to the president a warrant to purchase 83,334 shares of Common Stock at $7.50 per share. SISC and the president also canceled, ab initio, an option granted by SISC to the president to purchase 133,333 shares of Common Stock from SISC at $1.50 per share.

The Company has from time to time made advances to three subsidiaries of SISC [the "SISC Subsidiaries"] which are not owned or controlled by the Company. The aggregate amount of such advances outstanding on December 31,1998 and 1997 was $1,615,000 and $1,676,000, respectively. The Company has recorded interest income from these subsidiaries of $130,000, $130,000 and $106,000 for the three years ended December 31, 1998, 1997,and 1996 respectively. [See Note 18]

The advances to the SISC Subsidiaries are an obligation from Arc Networks, Inc., which is represented by Arc's 10% installment promissory note due August 31, 2003 in the principal amount of $1,216,673 (the "Arc Note"), and an obligation from Consolidated with respect to $325,952, which is sujbect to the February 25, 1999 agreement with Consolidated. See Note 1.



[7] Note Payable - Other

At December 31, 1998 and 1997, a note payable to former stockholders of an acquired subsidiary due September 1996 with interest at 7% remained outstanding. The payment of principal and interest on this note was suspended until the outcome of the Government Printing Office contingency was resolved.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENT



[8] Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1998 and 1997 are as follows:

                                                     December 31,
                                             1998        1997        1996

Deferred Tax Liabilities                 $    --        $      --     $      --
                                           -------       --------      ---------
Deferred Tax Assets:
 Allowance for Doubtful Accounts not
  Currently Deductible                       25,000        25,000        25,000
 Net Operating Loss Carryforwards         1,296,000     1,482,000     2,200,000
                                         ----------     ---------     ---------
Totals                                    1,321,000     1,507,000     2,225,000

Valuation Allowance                         599,000     1,152,000     2,225,000
                                          ---------     ---------     ---------
Net Deferred Tax Asset                      722,000       355,000            --
Net Deferred Tax Asset - Current Portion    144,000       177,000            --
                                          ---------     ---------     ---------
Net Deferred Tax Asset - Non Current      $ 578,000     $ 178,000      $     --
                                          =========    ==========     =========


The Company has recorded a net deferred tax asset of $722,000 at December 31, 1998. The realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The Company's deferred tax asset valuation allowance was 599,000 and $1,152,000 as of December 31, 1998 and 1997 , respectively. The valuation allowance represents the tax effects of net operating loss carryforwards and other temporary differences which the Company does not expect to realize. The (decrease) in the valuation allowance amounted to $(553,000) and $(1,073,000) for the years ended December 31, 1998 and 1997 respectively.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The current and deferred income tax components of the provision [benefit] for income taxes consist of the following:
                                             Years ended  December 31,
                                           1998           1997           1996
                                           -----          ----          -----

Current:
 Federal                                 $    1,041       $      --      $     --
 State                                       29,696          79,637            --
                                            -------         -------       -------
Totals                                   $                $  79,637      $     --

Deferred:
 Federal                                   (286,994)       (277,610)           --
 State                                     ( 80,006)       ( 77,390)           --
                                           ---------      ---------      --------
Totals                                     (367,000)      $(355,000)     $     --
                                           --------      ----------      --------
Totals                                   $ (336,263)      $(275,363)     $     --
                                         ==========      ==========      ========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                               Years Ended December 31,
                                            1998            1997        1996
                                            ----            ----        ----
Federal Statutory Rate                        34%           34%         (34%)

State Income Taxes, net of
 federal tax                                   7%            7%          --

Federal tax benefit of net operating
 loss carryforwards                          (32%)         (30%)         --
(Decrease )Increase in valuation allowance   (81%)         (48%)         34%
                                             -----         -----       -----
Effective tax rate                           (72%)         (37%)         --
                                            =====            =====      =====



The following summarizes the operating loss carryforwards by year of expiration:

                  Amount                 Expiration Date
                 2,260,000               December 31, 2009
                 2,826,000               December 31, 2010
                   189,000               December 31, 2011
                 ---------
                 3,241,000

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[9] Commitments

The Company leases office space and several office machines under operating leases which expire in 2002. The following is an analysis of future minimum lease commitments as of December 31, 1998:

1999                    166,824
2000                    134,742
2001                    134,807
2002                     11,328
2003                         --
                       --------
Total           $       447,701

Rent expense amounted to $225,198, $211,503 and $174,312 for the years ended December 31, 1998, 1997 and 1996 , respectively.

[10] Contingencies

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

Due to the uncertainties in the legal process it is reasonably possible that management's view of the outcome of the above matter may change in the near term.

[11] Fair Value of Financial Instruments

Effective December 31, 1995, the Company adopted SFAS No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences or realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1998 and 1997:
                                  Carrying Amount              Fair Value
                                   December 31,               December 31,
                                1 9 9 8      1 9 9 7     1 9 9 8       1 9 9 7

Investment in Preferred Stock
of Affiliate  (1)              $2,237,230  $2,100,730   $2,237,230  $2,100,730
Debt Maturing Within One Year  $2,774,011  $3,859,058   $2,774,011  $3,859,058
---------------------------

(1) See Note 18 in connection with the agreement relating to Investment in Preferred Stock of Affiliate.

TRANS GLOBAL SERVICES,INC.
NOTES TO FINANCIAL STATEMENTS

For certain financial instruments, including cash and cash equivalents, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations. The investment in preferred stock of affiliate is based upon the fair value of the guarantee of fair value issued by such affiliate.

[12] Economic Dependency

In 1998,  three  customers  of the  Company,  accounted  for  approximately  $16 million, $12 million and $12 million respectively of revenue. Accounts receivable of $1,720,000 were due from these customers collectively at December 31, 1998. In 1997, three customers of the Company, accounted for approximately $20 million, $15 million and $13 million respectively of revenue. Accounts receivable of $2,700,000 were due from these customers collectively at December 31, 1997. Three customers of the Company, accounted for approximately $16 million, $13 million and $9 million respectively, of the revenue for 1996.
Accounts receivable of approximately $2,850,000 were due from these customers collectively at December 31, 1996.

[13] Employment  and Management Contracts

In May 1998, the Vice President of Trans Global entered into a five-year employment agreement pursuant to which he is to receive annual compensation of $135,200. As additional compensation, he shall receive an annual bonus based on performance. Bonus shall be determined by the Chief Executive Officer.

In October 1997, the President of Trans Global entered into a five-year employment agreement, pursuant to which he receives annual compensation of $260,000 subject to an annual cost of living increase. In addition, he is entitled to an annual bonus of not less than 5% of the net income before tax and all non-cash adjustments and expenses, including charges and fees paid to Consolidated Technology Group, Ltd., its subsidiary and associated companies, for Trans Global and its wholly or partially owned subsidiaries, currently owned and acquired during the terms of the Agreement provided that such annual bonus shall not exceed 200% of his annual salary. This Agreement supercedes his employment agreement of September 1996.

Effective April 30, 1998, the Company's management services contract with a subsidiary of Consolidated was terminated. The Company paid such subsidiary a management services fee of $55,000, $120,000 and $120,000 for 1998, 1998 and
1996, respectively, pursuant to such contract.

[14] Stockholders Equity

At December 31, 1998, the authorized capital stock of the Company consisted of 5,000,000 shares of Preferred Stock, par value $.01 per share, and 25,000,000 shares of Common Stock, par value $.01 per share. The authorized shares of both preferred and common stock was reduced to these amounts as a result of a shareholder vote. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

At December 31, 1998, 1997 and 1996 there were no shares of any series of Preferred Stock outstanding.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


At December 31, 1998, there were outstanding warrants to purchase 901,485 shares of Common Stock at prices ranging from $7.50 - $50.70 per share.

A summary of warrant activity is as follows:

                               1998                  1997                 1996
                               Weighted              Weighted           Weighted
                               Average               Average            Average
                               Exercise              Exercise           Exercise
                    Shares     Price       Shares    Price     Shares   Price

Outstand-Beginning
 of Years            913,359      9.36    1,137,434  $13.92    320,767   $30.26
Granted or Sold
 during the years          --                    --      --    816,667     7.50
Cancelled during
 the years                 --                    --      --         --      --
Expired during
 the years             11,874    30.95      224,075   32.51         --      --
Exercised during
 the years                 --                    --      --         --      --
Outstanding-
 End of Years         901,485     9.07      913,359    9.36   1,137,434   13.92
                      =======     ====    =========    =====     =======  =====
Exercisable -
 End of Years         825,835     7.98      837,109    8.31   1,061,784   13.41
                      =======     ====    =========    =====     =======  =====

The following table summarizes warrant information as of December 31, 1998

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

  7.50                      816,669          2.3 Years            7.50
 21.00                       75,650            (A)               21.00
 50.70                        9,166           .2 Years           50.70
                            -------
                            901,485

(A) Registration is assumed to be completed December 31, 1999

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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
                                                         ================


In accordance with the agreements relating to the various parties involved, amortization of the deferred portion in the amount of $162,601, $140,872, and $101,000 was charged to income from operations for the years ended December 31, 1998, 1997 and 1996, respectively. The unamortized deferred consulting expense is recorded in the equity section of the balance sheet. Such deferred charges are being amortized over four years, based on the terms of the related contracts. All consulting fees have been fully amortized as of December 31, 1998.

Below Market Stock Options - On August 14, 1995, an option was granted under the Company's 1995 stock incentive plan [See Note 15] to a consultant to purchase 18,333 shares of common stock, at a price of $6.00 per share. The market value of the stock at the date of grant was $15.75 per share. The deferred charges amount to:

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







TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

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
                                                     ============

The option was exercised as to 11,166 shares of the 14,166 shares as of December
31, 1997. The option expired on August 14, 1998 with 3000 shares unexercised.

[15] Stock Option Plans

The Company has four stock option plans. In 1993, the Company adopted the 1993 Stock Incentive Plan [the "1993 Plan"], covering an aggregate of 25,000 shares of Common Stock. Options to purchase 20,683 shares of Common Stock were granted at exercise prices of $18.00 as to 9,083 shares, $30.00 as to 2,433 shares and $30.00 as to 9,166 shares. The exercise price of all of such options was reduced to $13.50 per share in February 1995. As of August 31, 1995, options to purchase 1,691 shares had expired unexercised. No options under the 1993 Plan had been exercised. In January 1995, the board of directors adopted the 1995 Stock Incentive plan [the "1995 Plan"], pursuant to which stock options and stock appreciation rights can be granted with respect to 50,833 shares of Common Stock. At August 31,1995, options to purchase 48,333 shares of Common Stock were granted pursuant to the 1995 Plan, of which options to purchase 34,166 shares were exercised and options to purchase 14,166 shares at an exercise price of $6.00 per share were outstanding. In May 1995, the board of directors adopted, and, in March 1996, the stockholders approved the 1995 Long Term Incentive Plan [the "1995 Incentive Plan"], initially covering 83,333 shares of Common Stock.

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

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Incentive Plan at an exercise price of $12.75 per share, being the fair market value on the date of grant. The option is immediately exercisable as to 7,833 shares of Common Stock and becomes exercisable as to an additional 7,833 shares of Common Stock on each of January 1, 1996, 1997, 1998 and 1999 and becomes exercisable as to the remaining 2,500 shares of Common Stock on January 1, 2000.

In April 1996, the Company issued to each of Messrs. Lewis S. Schiller, the former CEO and a former director of the Company and Joseph G. Sicinski a warrant to purchase 66,666 shares of Common Stock at $7.50 per share and to each of Messrs. E. Gerald Kay, Joel S. Kanter and Norman J. Hoskin, all of whom are former directors of the Company, a warrant to purchase 50,000 shares of Common Stock at $7.50 per share. In connection with such grants, Messrs. Kay and Kanter agreed to waive the right to receive previously authorized warrants, which had not been issued.

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

During the year ended December 31, 1998, the Company authorized the 1998 Long-Term Incentive Plan (the"1998 Plan"), covering 350,000 shares of common stock.

In June 1998, the committee granted stock options to purchase an aggregate of 215,000 shares of common stock at $4.00 per share, being the fair market value on the date of grant. In December 1998 these shares were repriced at $1.25, the fair market value on that date. All options are fully vested as of December 31, 1998. Such options were granted to Mr. Joseph G. Sicinski, president and CEO of the Company, who received an option to purchase 60,000 shares of common stock, two other officers who received options to purchase an aggregate of 40,000 shares of common stock, the chairman of the board received options to purchase 20,000 shares of common stock, the three other directors of the Company each received options to purchase 10,000 shares of common stock and seven other employees who received options to purchase an aggregate of 65,000 shares of common stock. All options have a 5 year term.
                                        F-27

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

No compensation cost was recognized for stock-based employee awards.

A summary of the activity under the Company's stock option plans is as follows:

                             1993 Plan       1995 Plan      1995 Incentive Plan    1998 Incentive Plan

Options Outstanding
 and Exercisable
  - January 1, 1996          18,992          14,167                 41,666                  --
Granted                          --          14,167                220,833                  --
Exercised                        --         ( 8,333)                    --                  --
Canceled                         --         (14,167)              ( 41,666)                 --
                           --------        ---------             ---------
Options Outstanding
 and Exercisable
  - December 31, 1996        18,992           5,833                220,833                  --
Weighted Average Exercise
    Price                 $   13.50       $    5.28            $      6.75                  --
Granted                          --              --                216,000                  --
Exercised                        --              --                     --                  --
Canceled                         --              --                     --                  --

Options Outstanding
 and Exercisable
  - December 31, 1997        18,992           5,833                436,833                  --
Weighted Average Exercise
    Price                 $   13.50       $    5.28            $      5.39                  --
Granted                          --              --                     --             215,000

Exercised                        --              --                     --                  --
Canceled                         --              --                (65,000)                 --

Options Outstanding and
  Exercisable
  - December 31, 1998        18,992           5,833                371,833             215,000

Weighted Average Exercise
    Price                 $   13.50       $    5.28            $      5.39            $   1.25

Weighted Average Remaining
   Contractual Life            1.16 years      1.08 years             5.42 years          5.0 years

The following table summarizes option information as of December 31, 1998

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

  1.25                      215,000           5.0  Years          1.25
  3.875                     176,000           5.42 Years          3.875
  6.75                      195,833           5.42 Years          6.75
  5.28                        5,833           1.08 Years
 13.50                       18,992           1.16 Years         13.50

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $168,439, $538,460 and $1,724,000 for the years ended December 31, 1998, 1997 and 1996, respectively, and the Company's net income (loss) and net income (loss) per share would have been as follows:
                                                 Years ended
                                                 December 31,
                                       1 9 9 8        1 9 9 7       1 9 9 6

Net Income(Loss) as Reported          $ 805,261    $1,022,881    $  (681,250)
                                      ==========     =========     ===========
Pro Forma Net Income(Loss)           $  636,822       484,421    $(2,405,250)
                                      ==========     =========     ===========
Basic Earnings (Loss)
 Per Share as Reported                $     .21           .27     $     (.27)
                                      ==========     =========     ===========
Pro Forma Basic Earnings (Loss)
 Per Share                            $     .17    $      .13     $     (.95)
                                      =========     ===========   ============

The fair  value of  options  and  warrants  [See  Note 14] at date of grant  was estimated using the fair value based method with the following  weighted average assumptions:
                                  1998    1997     1996
Expected Life [Years]                5       5        2
Interest Rate                     4.67%    6.0%     5.8%
Annual Rate of Dividends             0%      0%       0%
Volatility                       71.99%  87.61%    84.0%

The weighted average fair value of options at date of grant using the fair value based method during 1998, 1997, and 1996 is estimated at $0.78 $2.79, and $1.22 respectively.

[16] Employment Benefit Plans

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Employees become eligible for participation after completing three months of service and attaining the age of twenty-one. The Company has the option to make a matching contribution to the Plan for the years ended December 31, 1998, 1997 and 1996, however, it has not made any matching contributions to the Plan.

[17] New Authoritative Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has had on its agenda a project to address certain practice issues regarding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The FASB plans on issuing various interpretations of APB Opinion No.25 to address these practice issues. The proposed effective date of these interpretations would be in the issuance date of the final Interpretation, which is expected to be in September 1999. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

APB Opinion No. 25 has been applied in practice to include in its definition of employees, outside members of the board of directors and independent contractors. The FASB's interpretation of APB Opinion No. 25 will limit the definition of an employee to individuals who meet the common law definition of an employee (which also is the basis for the distinction between employees and nonemployees in the current U.S.tax code). Outside members of the board of directors and independent contractors would be excluded from the scope of APB Opinion No. 25 unless they qualify as employees under common law. Accordingly, the cost of issuing stock options to board members and independent contractors not meeting the common law definition of an employee will have to be determined in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, and usually recorded as an expense in the period of the grant (the service period could be prospective, however, see EITF 96-18).

Options (or other equity instruments) of a parent company issued to employees of a subsidiary should be considered options, etc issued by the employer corporation in the consolidated financial statements, and, accordingly, APB
Opinion No. 25 should continue to be applied in such situations. This interpretation would apply to subsidiary companies only; it would not apply to equity method investees or joint ventures.

If the terms of an option (originally accounted for as a fixed option) are modified during the option term to directly change the exercise price, the modified option should be accounted for as a variable option. Variable grant accounting should be applied to the modified option from the date of the modification until the date of exercise. Consequently, the final measurement of compensation expense would occur at the date of exercise. The cancellation of an option and the issuance of a new option with a lower exercise price shortly thereafter (for example, within six months) to the same individual should be considered in substance a modified (variable) option.

Additional interpretations will address how to measure compensation expense when a new measurement date is required.

(18)  Subsequent Events

On February 25, 1999, the Company entered into an agreement with Consolidated and SISC, pursuant to which SISC is to transfer to the Company 1,150,000 shares of the Company's common stock which are owned by SISC in satisfaction of (i) Consolidated's obligations to pay the redemption price of $2,100,000 payable with respect to the Consolidated Series G 2% Cumulative Redeemable Preferred Stock owned by the Company together with accrued dividends of approximately $140,000 and (ii) Consolidated's obligations to pay the Company $325,952 (the "Consolidated Payable") in respect of advances made by the Company to certain of Consolidated's subsidiaries. The agreement as amended also gives Consolidated the right to retain the 1,150,000 shares if Consolidated pays the redemption price of $2,100,000 together with the accrued dividends and the Consolidated Payable by April 30, 1999. The 1,150,000 shares and the Series G Preferred Stock will be held in escrow pending the election by Consolidated to make such payment. If the 1,150,000 shares are transferred, Consolidated will own 379,994 shares, or approximately 14.2% of the Company's common stock, and Consolidated will have certain registration rights with respect to such shares.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS



In March 1999, the Company entered into an agreement with Consolidated, Arc and certain other parties who acquired Consolidated's equity interest in Arc. Pursuant to such agreement, the Company agreed, under certain conditions, to accept a series of preferred stock as payment for the Arc Note. The conditions include the completion of a public offering by the new parent of Arc and certain net worth tests being met. Such agreement is presently held in escrow pending receipt of certain regulatory approvals.

On April 15, 1999, the Company entered into an agreement to acquire the stock of Cad Cam Inc., a computer aided design based engineering services company primarily servicing the automotive industry. The Company has agreed to pay $4.1 million in a combination of cash ($2.0 million) and preferred stock ($2.1 million) plus contingent considerations if certain cash flow targets are reached.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.2
FRANK VINCENTI EMPLOYMENT AGREEMENT

This agreement made and entered into this 26th day of May 1998 by and between Trans Global Services, Inc. (hereinafter referred to as TGS) and Frank Vincenti residing at 36 Baltic Avenue, Staten Island, NY 10304 (hereinafter referred to as EMPLOYEE).
                               WITNESSETH

WHEREAS, TGS is engaged, through its subsidiary companies, in the highly competitive business of recruiting and providing specialized scientific, engineering, and technical, clerical or other staffing on a temporary or permanent basis to industry throughout the United States, and

WHEREAS, TGS has expended substantial amounts of money, time and expertise in developing and maintaining extensive personnel resources and customer goodwill throughout the United States and has, by virtue of such efforts, acquired the continued and repetitive business of it industrial clientele, as well as its temporary personnel, and

WHEREAS, TGS has expended substantial amounts of money, time and effort in developing and perfecting its techniques, business methods, management and financial expertise, customer and business accounts, personnel resources, and other data all of which is highly confidential information and which EMPLOYEE hereby recognizes and acknowledges to be valuable, special and unique business and trade secrets belonging to TGS, and

WHEREAS, EMPLOYEE desires to assume the position of Vice President in which he/she will become intimately involved with TGS Is business and will be entrusted with said confidential information of TGS, and by virtue of such employment will become personally acquainted with the business connections, customers, and trade of TGS, and

WHEREAS, TGS desires to be able to impart said confidential information to EMLOYEE with the knowledge that such information will be used solely for its benefit and not in competition with or to the detriment of TGS.

NOW THEREFORE, Inconsideration of the foregoing and of the mutual covenants herein contained and other valuable consideration, the receipt and sufficiency whereof is hereby acknowledged, each of the parties, intending to be legally bounds, hereby agree as follows:

1. AGREEMENT OF EMPLOYMENT

TGS hereby employs Frank Vincenti as Vice President commencing on the date of this agreement and EMLOYEE agrees to be so employed, all in accordance with the terms and provisions of this agreement. Terms of compensation, as well as scope of duties, are to be reviewed between parties from time to time.

2. FULL TIME NATURE OF EMPLOYMENT

EMPLOYEE shall devote his/her full time, attention and energies to the business of TGS and shall not during the term of this agreement be engaged in any other business directly related. This shall not be construed as preventing EMLOYEE from investing his/her assets in such form or manner as will not require his/her, rendering any services to entities in which such investments are made.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.2
FRANK VINCENTI EMPLOYMENT AGREEMENT (Continued)


3. TERM OF EMPLOYMENT

The term of this agreement shall be Five (5) years, and shall continue thereafter until terminated by either party. If TGS terminates EMPLOYEE without cause, it shall have the option of giving two weeks notice, or paying two weeks base salary in lieu of notice. This Agreement shall terminate automatically upon the death of the EN2LOYEE or disability to an extent which prevents him/her from performing the duties assigned to him/her hereunder, or for cause; i.e. misconduct, inefficiency.

4.  NOTICE OF TERMINATION

Any notice sent hereunder shall be sent by registered or certified mail return receipt requested, postage prepaid, addressed as follows:

         Employee
                  To:          Frank Vincenti
                               36 Baltic Avenue
                               Staten Island, NY 10304

         TGS
                  To:          TRANS GLOBAL SERVICES, INC.
                               1393 Veterans Memorial Highway
                               Hauppauge, New York 11788
                               Attn: President


5.  WARRANTY AND INDEMNIFICATION

EMPLOYEE warrants that he/she is not a party to any other restrictive agreement limiting his/her activities in the field and/or area of his/her employment by TGS and that EMPLOYEE will hold TGS harmless from any and all suits and claims arising out of any breach of such restrictive agreements or contracts.


6. ACKNOWLEDGMENT OF CONFIDENTIAL NATURE OF EMPLOYMENT AND GOODWILL INTERESTS OF TGS

EMPLOYEE acknowledges (a) that TGS will expend considerable time, effort and, expense 'n training EMPLOYEE in the methods used by TGS and (b) the EMPLOYEE will be entrusted with confidential knowledge and information as to TGS accounts, customers and business patrons, personnel resources, and other data, as well as confidential knowledge and information concerning the techniques, business methods, management and financial expertise of TGS and will. become personally acquainted with and serve as an TGS representative to the business connections, customers and trade of TGS and (c) that EMPLOYEE will receive such confidential knowledge and be placed in such a position, that upon leaving TGS's employment for any reasons, his/her engaging directly, or indirectly, either alone or in association with any other person or firm in a similar business to that of TGS or to that of a duly

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.2
FRANK VINCENTI EMPLOYMENT AGREEMENT (Continued)


authorized licensee of TGS, will cause irreparable harm and financial loss to TGS, its good will, and its organization. EMPLOYEE, therefore, agrees, that he will not while in TGS's employ, directly or indirectly, engage in any activity whatsoever which is competitive to TGS for himself/herself or in association in any capacity with any other person or firm engaged in a similar business to TGS's.

7.  AGREEMENT NOT TO COMPETE

As a condition of employment, EMPLOYEE agrees to coordinate all employment activities through the TGS organization. Additionally, as a condition of employment, for a 6 month period following the termination of employment with TGS, EMPLOYEE will not, directly or indirectly solicit, call on or otherwise deal in any way with any customer or contractor of TGS with whom EMPLOYEE has dealt during the last 12 months of employment at TGS. EMPLOYEE will not influence or attempt to influence any customer, vendor or contractor of TGS to terminate or modify any written or oral agreement or course of dealing with TGS, or solicit the employment or engagement of any TGS EMPLOYEE or consultant. Should there be a change in senior management (CEO/President) during the term of this Agreement, EMPLOYEE will have the option terminating this Agreement with agreement not to compete (paragraph 7) limited to not greater than 30 days.

8.  AGREEMENT NOT TO DIVULGE CONFIDENTIAL INFROMATION

EMPLOYEE agrees that he/she will not at any time during his/her employment with TGS or within 6 months after leaving its service, for himself/herself or for any other person or company, divulge the name or address or any information concerning any TGS accounts, customer and business patrons or technical personnel. EMPLOYEE further agrees during said period not to disclose any confidential information or knowledge acquired while in the employ of TGS, said restriction to include TGS's business methods, techniques, and management and financial expertise, as well as its plans with respect to acquisitions and future services to be rendered by TGS.

9.  RETURN OF RECORDS AND PAPERS

EMPLOYEE agrees upon the termination of his employment with TGS for any reason whatsoever, to return to the President of TGS all records, copies of records and papers pertaining to transactions handled by EMPLOYEE while associated with TGS, and in event EMPLOYEE shall fail to do so, or in the event ENTLOY'EE shall violate this instant Agreement, EMPLOYEE shall forfeit all claims to unpaid compensation without affecting the right of TGS to compel the return of said records and papers.

10  INJUNCTION RELIEF FROM VIOLATIN OF COVENANTS

EMPLOYEE recognizes that irreparable damage will result to TGS: in the event of the violation of any covenant contained herein made by him/her, and agrees that in the event of such violation, TGS shall be entitled, in addition to its other legal or equitable remedies and damages, to injunctive relief to restrain such violation hereof by him/her and by all other persons acting for or with him/her.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.2
FRANK VINCENTI EMPLOYMENT AGREEMENT (Continued)


11.   DAMAGES

EMPLOYEE further recognizes and acknowledges that it would be difficult to ascertain the damages arising from a violation by him/her of the convenants herein contained, and as damages for any such violation EMPLOYEE agrees to forfeit all existing and future rights to remuneration hereunder whether direct or indirect, including but not limited to commissions earned but not yet paid, and any so-called fringe benefits, including severance pay where applicable EMPLOYEE also agrees that the damages arising as a consequence of a violation of the covenants contained herein are difficult to ascertain. Accordingly, such damages will be fixed at an amount equal to the gross profit, or twenty-five (25%) per cent of the sales, whichever is greater, resulting from business generated by EMPLOYEE either directly, or indirectly on his/her own account or as agent, stockholder, employer, employee or otherwise competing for accounts or personnel which became known to him/her through his/her employment with TGS.

12.   TERMINATION OF BUSINESS

In the event the business operations of TGS are terminated for any reason whatsoever, this Agreement shall automatically terminate at that time. This section shall not apply in the event of a temporary disruption of business operations, nor to a corporate reorganization in which the name or ownership of TGS is changed provided that operations do not terminate. It shall be the responsibility of employee to make the appropriate inquiry prior to invoking the provisions of this section.

13.   INTERPRETATION OF AGREEMENT

This contract shall be interpreted and construed according to the laws of the State of New York. Any provisions or clause hereof which shall be invalidated by virtue of the fact that it is prohibited by law shall be ineffective to the extent of such illegality; however, this shall in no way affect the remaining provisions of the Agreement, and this Agreement shall be interpreted as if such clause or provision were not contained herein, insofar as is practical.

Wherever the context permits in the Agreement, any word in one gender shall include the other gender.

14.   UNDERSTANDING OF PARTIES

This Agreement represents the entire employment Agreement between the parties and supersedes any and all prior agreements or understandings, oral or written between EMPLOYEE and TGS pertaining to the subject matter covered by this Agreement, and may not be changed or terminated orally, and no change, termination or attempted waiver of any of the provisions hereof shall be binding unless in writing signed by the President of TGS. It is further agreed that his contract shall remain in effect notwithstanding any changes in job title, job assignment, divisional assignment, position, or salary. EMPLOYEE acknowledges that the convenants and conditions of this Agreement are reasonable and necessary for the protection of TGS's business.

TRANS GLOBAL SERVICES, INC,
EXHIBIT 10.2
FRANK VINCENTI EMPLOYMENT AGREEMENT (Continued)


15.    ENFORCEABILITY OF AGREEMENT

In the event this Agreement is terminated for any reason, other than as provided in Section 12 above, the provisions contained in Section 11 hereinabove, shall continue in full force and effect from the date of said termination. This Agreement shall apply to, bind, and enure to the benefit of the respective parties hereto and where applicable, their heirs, successors, administrators and assigns.

16. EMPLOYEE shall be entitled by way of remuneration of his/her services to a weekly base salary of $2,600 . This base salary to be reviewed at reasonable intervals by the Chief Executive Officer of TGS.

17. As additional compensation, EMPLOYEE shall receive an annual bonus based on performance. Bonus shall be determined by the Chief Operating Officer and will be payable within 30 days following the close of the business year (Year End 31 December), audited financial report. Reference should be made to letter of commitment dated 3 March 1998.


18. a.. TGS will pay 100 percent of authorized business related expenses upon receipt or documentation of said expense.

         b. TGS will pay EMPLOYEE $600.00 monthly for use of employee owned and maintained auto for business use only.

19.  TGS offers as benefits the following:
     a.  Participation  in TGS stock option as may be decided by TGS management.
     b. Hospitalization insurance (family coverage) as provided by our present carrier with 100% paid premiums.
     c. EMPLOYEE shall be entitled to two (2) weeks annual vacation after the first year of employment and three (3) weeks after 2nd thru 5th year of employment and four (4) weeks after 6th year of employment. TGS shall observe seven (7) paid holidays during year.

         New Year's Day
         Memorial Day
         July 4th
         Labor Day
         Thanksgiving Day
         Christmas Day
         (Floating Holiday)

d. TGS reserves the right to amend these benefits, provided only that such amendment shall affect all employees of TGS (entitled to such benefits) in the same (or, if appropriate, in a proportionate) manner.

20. In the event of a suit by TGS to enforce this agreement or to seek damages for its breach, TGS shall be entitled to a reasonable attorneys fee.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.2
FRANK VINCENTI EMPLOYMENT AGREEMENT (Continued)


Signed and executed as a sealed instrument in two identical counterparts each of which shall be deemed an original and delivery of which has been made in said State of New York as of the day and year hereinabove written, each of the parties retaining an executed counterpart.

                                             TRANS GLOBAL SERVICES, INC.
                                             BY:

                                             Joseph G.Sicinski, President & CEO




                                ACKNOWLEDGMENT


I acknowledge that I have read and understand the above employment contract consisting of 9 pages, each of which bears my signature, and I agree to be bound by its terms, provisions and conditions.



                                              Frank Vincenti

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

                                   AGREEMENT

AGREEMENT dated this 23rd day of March, 1999, by and among Trans Global Services, Inc., a Delaware corporation ("Trans Global"), Arc Networks, Inc., a Delaware corporation ("Arc"), Consolidated Technology Group Ltd., a New York corporation ("Consolidated"), Technology Acquisitions Ltd., a Bermuda corporation ("TA"), and Gemini II, Inc., a Delaware corporation ("Gemini"), Trans Global, Arc, Consolidated, TA and Gemini being referred to collectively as the "Parties" and each, individually, as a "Party."

                            W I T N E S S E T H:
WHEREAS, Trans Global is the holder of Arc's 10% installment promissory note due August 31, 2003 in the principal amount of $1,216,673 (the "Arc Note"), which is payable to the order of Trans Global; and

WHEREAS, the Arc Note is guaranteed by Consolidated pursuant to a guarantee dated September 18, 1998 (the "Consolidated Guarantee"); and

WHEREAS, Trans Global and Consolidated are parties to a Subordination Agreement dated September 18, 1998 (the "Subordination Agreement"); and

WHEREAS, pursuant to a certain stock purchase agreement dated the date of this Agreement by and among Arc, Consolidated, SIS Capital Corp., a Delaware corporation and wholly-owned subsidiary of Consolidated ("SISC"), and TA (the "Purchase Agreement"), SISC is selling to TA approximately 67% of the outstanding common stock of Arc, which represents all of the shares of the common stock of Arc which are owned by SISC, such sale being referred to as the "Arc Stock Sale" and

WHEREAS, following or contemporaneously with the completion of the Arc Stock Sale, a wholly-owned subsidiary of Gemini is to merge with and into Arc, which merger is referred to as the "Arc Merger"; and

WHEREAS, following the completion of the Arc Merger, Gemini intends to file a registration statement with respect to a proposed public offering of its common stock, par value $.0001 per share ("Gemini Common Stock"); and

WHEREAS, by the terms of the Arc Note, the full principal amount of the Arc Note, together with accrued interest, becomes immediately due and payable upon the occurrence of certain events, which include the Arc Stock Sale and the Arc Merger; and

WHEREAS, Arc, Consolidated, TA and Gemini have requested that Trans Global agree that the Arc Note not become immediately due and payable upon either the Arc Stock Sale or the Arc Merger; and

WHEREAS, Trans Global is willing to agree that neither the consummation of the Arc Stock Sale nor the Arc Merger will result in the Arc Note becoming immediately due and payable, on and subject to the terms of this Agreement; and

WHEREAS, each of the Parties believes that the execution of this Agreement and the performance of its terms is in the best interest of such Party;

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

WHEREFORE, the Parties do hereby agree as follows.

     (a)ab Trans Global hereby waives the provision of the Arc Note that provides that the Arc Note becomes payable in full upon the occurrence of either the Arc Stock Sale or the Arc Merger.

     (b)ab The waiver granted by Trans Global pursuant to Paragraph 1(a):
     (i)ab is subject to the execution of this Agreement by Arc, Consolidated, TA and Gemini and the performance by TA and Gemini of all of their obligations to be performed contemporaneously with or prior to the execution of this Agreement;
     (ii)ab is subject to the execution by TA and Gemini of the Purchaser Guarantee, as hereinafter defined; and
     (iii)ab relates only to the Arc Stock Sale and the Arc Merger and shall not be deemed to relate in any manner to any other Sale Transaction, as defined in the Arc Note, or any other transaction set forth in Paragraph 6(b) of this Agreement.

2.ab Consolidated hereby confirms that (a) the Consolidated Guarantee is in full force and effect on the date of this Agreement, and (b) none of the obligations of Consolidated pursuant to the Consolidated Guarantee will be affected in any manner by the execution of this Agreement or the performance of any of the terms of this Agreement, including, but not limited to, the waiver by Trans Global pursuant to Paragraph 1 of this Agreement.

3.ab The Subordination Agreement is hereby terminated and of no force and effect. (a)ab Trans Global hereby agrees that it will accept shares of Gemini's Series A Preferred Stock in exchange for the cancellation of the Arc Note and the Consolidated Guarantee at the time Gemini receives the proceeds from its initial public offering, as hereinafter defined, if the closing with respect to Gemini's initial public offering shall have occurred by December 31, 1999, and, if, on the closing date of such initial public offering:

     (i)ab Arc shall not be in default of its obligations pursuant to the Note, including its obligations to pay the principal and interest and to comply with all of its other obligations pursuant to the Note and this Agreement, and there shall have occurred no event which, with the passage of time of the giving of notice by Trans Global or any other person, would result in an event of default as set forth in Paragraph 4 of the Arc Note.
     (ii)ab Gemini shall have issued the Series A Preferred Stock to Trans Global in exchange for the cancellation of the Arc Note and the Consolidated Guarantee, as provided in Paragraph 7 of this Agreement.
     (iii)ab The consolidated net tangible book value of Gemini, determined in accordance with generally accepted accounting principals, shall be not less than six million dollars ($6,000,000).
     (b)ab An "initial public offering" shall mean a firm commitment underwritten initial public offering pursuant to a effective registration statement under the Securities Act of 1933, as amended (the "Securities Act"). The date on which the registration statement relating to Gemini's initial public offering is declared effective by the Securities and Exchange Commission (the "Commission") is referred to as the "IPO Date."
     (c)ab Upon the cancellation of the Arc Note,  whether pursuant to Paragraph

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

4. (a) of this Agreement or otherwise, the Consolidated Guarantee will automatically terminate and be of no further force and effect, and Trans Global shall return the Consolidated Guarantee to Consolidated.

     (d)ab Trans Global shall give Consolidated prompt notice of any event which results in the cancellation of the Arc Note.

5.ab TA and Gemini will, contemporaneously with the execution of this Agreement:
     (a)ab Execute their joint and several guarantee (the "Purchaser Guarantee") of the obligation of Arc pursuant to the Arc Note in the form of Exhibit A to this Agreement.
     (b)ab File or cause to be filed a certificate of designation (the "Certificate of Designation") setting forth the rights, preferences and privileges of the holders of the Series A 10% Convertible Redeemable Preferred Stock, par value $.0001 per share ("Series A Preferred Stock"), in the form of Exhibit B to this Agreement.

6.ab The terms of the Arc Note are hereby modified as follows:
     (a)ab Arc shall continue to make payments of principal and interest on the Arc Note at the times set forth in the Arc Note, subject to the further provisions of this Paragraph 6.
     (b)ab The principal and interest on the Arc Note shall become immediately due and payable as follows:
     (i)ab The sale by TA or Gemini of all or substantially all of its business and assets in one transaction or in a series of related transactions, regardless of whether the transaction is structured as a merger, consolidation, sale of assets, sale of stock or assets of its subsidiary, sale and leaseback or other transaction whereby substantially all of the business and assets of TA or Gemini is conveyed to another person or entity, except that this Paragraph 6(b)(i) shall not apply to the Arc Merger.
     (ii)ab The merger of TA or Gemini with another entity where TA or Gemini is the surviving entity if, as a result of the merger, the stockholders of TA or Gemini, as the case may be, prior to the merger (other than persons who became stockholders in anticipation of or in connection with the merger) own less than fifty percent (50%) of the outstanding capital stock, either in terms of number of shares or value of shares, upon the effectiveness of the merger.
     (iii)ab The sale by stockholders of their capital stock in TA or Gemini in a transaction or a series of related transactions which results in the transfer of at least fifty percent (50%) of the outstanding capital stock; provided, however, that following a public offering by Arc or Gemini of its securities, sales by the public stockholders shall not be an event described in this Paragraph 6(b)(iii) unless such transfers are made in response to a tender offer or similar transaction.
     (iv)ab The failure by Gemini to complete an initial public offering by 5:30 P.M., New York City time, on December 31, 1999.
     (v)ab Any breach by TA or Gemini of its obligations pursuant to this Agreement if such breach is not cured within thirty (30) days after notice of such breach is given to TA or Gemini, as the case may be, and Consolidated.
     (vi)ab The occurrence of any event (other than the Arc Stock Sale and the Arc Merger) which, pursuant to the terms of the Arc Note, gives the holder of the Arc Note the right to demand that the principal of and interest on the Arc Note become immediately due and payable.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

7. At the closing of Gemini's initial public offering, Gemini shall issue to Trans Global one share of Series A Preferred Stock for each one dollar ($1.00) of principal on the Arc Note which is outstanding on the date of such closing and pay to Trans Global the accrued interest on the Arc Note to the date the Series A Preferred Stock is issued, and Trans Global shall deliver the Arc Note to Arc for cancellation. The holders of the Series A Preferred Stock will have the rights, preferences and privileges set forth in the Certificate of Designation. Except for the issuance of Series A Preferred Stock pursuant to this Agreement, Gemini shall not issue any additional shares of Series A Preferred Stock except for transfers of the shares of Series A Preferred Stock issued to Trans Global pursuant to this Agreement.

8.ab Consolidated and Arc, severally and not jointly, represent and warrant to Trans Global that:
     (a)ab Such Party is a corporation duly organized, validly existing and in good standing under the laws of the state of its incorporation.
     (b)ab Such Party has full power and authority to enter into this Agreement and the Escrow Agreement, as hereinafter defined, and to carry out the transactions provided for in this Agreement and the Escrow Agreement, and this Agreement and the Escrow Agreement constitute the legal, valid and binding obligations of such Party, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium, or similar laws from time to time in effect which affect creditors' rights generally, and by legal and equitable limitations on the enforceability of specific remedies, and that no representation is made as to the enforceability of the indemnification provisions contained in Paragraph 11 of this Agreement. All necessary corporate action required to be taken by such Party for the consummation of the transactions contemplated by this Agreement has been duly and validly taken.
     (c)ab No consent, approval or agreement of any person, party, court, governmental authority or entity is required to be obtained by such Party in connection with the execution and performance by Consolidated or Arc of this Agreement or the Escrow Agreement.

9. (a) TA and Gemini hereby jointly and severally represent and warrant to Trans Global that:
     (i)ab TA and Gemini are corporations duly organized, validly existing and in good standing under the laws of Bermuda and the State of Delaware, respectively.
     (ii) TA and Gemini have full power and authority to enter into this Agreement, the Escrow Agreement and the Purchaser Guarantee, and to carry out the transactions provided for in this Agreement, the Escrow Agreement and the Purchaser Guarantee, and this Agreement, the Escrow Agreement and the Purchaser Guarantee constitute the legal, valid and binding obligations of TA and Gemini, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium, or similar laws from time to time in effect which affect creditors' rights generally, and by legal and equitable limitations on the enforceability of specific remedies, and that no representation is made as to the enforceability of the indemnification provisions contained in Paragraph 11 of this Agreement. All necessary corporate action required to be taken by TA and Gemini for the consummation of the transactions contemplated by this Agreement has been duly and validly taken.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (iii) No consent, approval or agreement of any person, party, court, governmental authority or entity is required to be obtained by TA or Gemini in connection with the execution and performance by TA or Gemini of this Agreement, the Escrow Agreement or the Purchaser Guarantee.
     (iv) The execution and filing of the Certificate of Designation has been approved by all necessary corporate action.
     (v) The Series A Preferred Stock to be issued pursuant to this Agreement has been duly and validly authorized and, when issued pursuant to this Agreement, will be validly issued, fully paid and non-assessable and subject to no rights or claims of any third party. The shares of Gemini Common Stock issuable upon conversion of the Series A Preferred Stock (the "Conversion Shares") are duly and validly authorized and, when issued upon conversion of the Series A Preferred Stock, will be validly issued, fully paid and non-assessable and subject to no rights or claims of any third party.
     (b)ab TA and Gemini jointly and severally covenant and agree that, without the prior written consent of Consolidated, they will not take or permit to be taken any action described in Paragraphs 6(b)(i), (ii) or (iii) of this Agreement.

10. (a)Trans Global represents and warrants to Consolidated, Arc, TA and Gemini that:
     (i) Trans Global is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware.
     (ii) Trans Global owns the Arc Note.
     (iii) Trans Global has full power and authority to enter into this Agreement and the Escrow Agreement and to carry out the transactions provided for in this Agreement, and this Agreement and the Escrow Agreement constitute, the legal, valid and binding obligations of Trans Global, enforceable in accordance with their respective terms, except as enforceability may be limited by applicable bankruptcy, insolvency, moratorium, or similar laws from time to time in effect which affect creditors' rights generally, and by legal and equitable limitations on the enforceability of specific remedies, and that no representation is made as to the enforceability of the indemnification provisions contained in Paragraph 11 of this Agreement. All necessary corporate action required to be taken by Trans Global for the consummation of the transactions contemplated by this Agreement has been duly and validly taken.

          (iv) No consent, approval or agreement of any person, party, court, governmental authority or entity is required to be obtained by Trans Global in connection with the execution and performance by Trans Global of this Agreement or the Escrow Agreement.

     (b) Trans Global agrees that, as long as the Consolidated Guarantee shall remain in effect, it will not, without the written consent of Consolidated, amend the terms of the Arc Note in a manner which would (i) increase the interest rate, (ii) accelerate the payment schedule, (iii) reduce the time for any notice or cure, (iv) create any other event of default or other event which, by its terms, would result in the acceleration of the principal amount of the Arc Note; provided, however, that this Paragraph 10(b) shall not apply to any accelerated payment terms resulting from or following a default under the Arc Note or an event which, with the passage of time of the giving of notice, would result in a default under the Arc Note. In the event that Trans Global fails to comply with its obligations pursuant to this Paragraph 10(b), the Consolidated Guarantee shall become void, and Trans Global shall have no rights thereunder, except to the extent of any obligations which may have accrued under the Consolidated Guarantee prior to the date of such failure.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (c) Trans Global shall give Consolidated prompt notice of any amendment to the Arc Note.

     (d) Trans Global confirms that, as of the date of this Agreement, Arc is not in default under the Arc Note.

11. (a) At any time during the period commencing on the IPO Date ending on the Registration Termination Date, as hereinafter defined, Gemini shall advise Trans Global or any Transferees, as hereinafter defined (Trans Global and its Transferees being referred to herein collectively as the "holders" and each as a "holder"), by written notice at least two (2) weeks prior to the filing of any registration statement (other than a registration statement on a Form S-8 or S-4 or any subsequent form relating to employee benefit plans and mergers or acquisitions) under the Securities Act covering securities of Gemini and will, upon the request of any holder, include in any such registration statement such information as may be required to permit a public offering of any or all of such holder's Registrable Securities, as hereinafter defined; provided, however, that Gemini shall not be required to include any Registrable Securities in a registration statement relating solely to an offering by Gemini of securities for its own account if the managing underwriter requests in writing that Gemini exclude the Registrable Securities, provided that all other proposed selling stockholders, if any, are treated in the same manner as the holder. In the event that the managing underwriter shall permit the inclusion in any such registration statement of a limited number of securities for sale by selling stockholders, to the extent that the managing underwriter permits any such shares to be included in the registration statement, Gemini shall include securities to be sold by all persons (other than officers and directors of Gemini or its affiliates) exercising piggyback or similar registration rights, on a proportional basis, based on the number of shares of Gemini Common Stock which each such person proposes to include in the registration statement. If requested by the managing underwriter in writing, the holder will agree not to sell any of the Registrable Securities included in such registration statement without the consent of such managing underwriter during such period, not to exceed six months, following the effective date of the registration statement, as the managing underwriter may request (the "lock-up period"), and Gemini shall not be required to include Registrable Securities in such registration statement unless the holder agrees to such lock-up. Notwithstanding the foregoing, in no event shall the holder be required to agree to a lock-up period longer than any other selling stockholder whose shares are included in such registration statement or any other underwritten registration statement being filed at or about the same time as such registration statement. Gemini shall keep such registration statement current until the earlier of the date the Registrable Securities included in the registration statement shall have been sold or the Registration Termination Date. It shall be a condition to Gemini's obligation to include any holder's Registrable Securities in a registration statement pursuant to this Paragraph 11(a) or to file a registration statement pursuant to Paragraph 11(b) of this Agreement that the holder provide Gemini in writing with such information as Gemini may reasonably request concerning the holder and the holder's proposed plan of distribution and any other information requested by the Commission, the National Association of Securities Dealers, Inc., NASD Regulation, Inc., any stock exchange or market on which the Gemini Common Stock is traded and any state securities commission. Gemini shall advise the holder in writing of the extent to which a managing underwriter will permit the inclusion of shares of Gemini Common Stock in a registration statement and shall provide the holder with a copy of any requests by the managing underwriter relating to the inclusion of any Registrable Securities in a registration statement.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

(b) If the Registrable Securities shall not have been registered pursuant to Paragraph 11(a) of this Agreement during the twelve month period commencing on the IPO Date, then, if Trans Global or any other holder(s) who own 25% of the Series A Preferred Stock issued pursuant to this Agreement shall give notice (the "Registration Notice") to Gemini at any time during the period commencing twelve months after the IPO Date and ending on the Registration Termination Date, that such holders contemplate the sale of all or any portion of the Registrable Securities under such circumstances that a public distribution (within the meaning of the Securities Act) of such Registrable Securities will be involved, then Gemini shall, within forty five (45) days after receipt of the Registration Notice, time being of the essence, file a registration statement pursuant to the Securities Act, to the end that all Registrable Securities may be sold publicly under the Securities Act, and Gemini will use its best efforts to cause such registration statement to become effective. If the Registration Notice is not signed by all holders of the Registrable Securities, Gemini shall, within five days of its receipt of the Registration Notice, give notice to the other holders and, if they so request, include their Registrable Securities in the registration statement. Gemini shall keep such registration statement current and effective until the all of the Conversion Shares shall have been sold pursuant to the registration statement or until the Registration
Termination Date. The holders shall be entitled to only one (1) demand registration right pursuant to this Paragraph 11(b), except that, in the event that such registration statement is filed and is either withdrawn or does not become effective (other than upon the written request of all of the holders whose Registrable Securities are to be included in such registration statement), then the holders shall not be deemed to have exercised the demand registration right pursuant to this Paragraph 11(b).

     (c)ab The following  provisions  shall also be applicable to this Paragraph
11:
          (i)ab As used in this Paragraph 11, the following terms shall have the meanings set forth below:

(A)ab "Registration Termination Date" shall mean the date on which Trans Global or its Transferees may sell all of the Conversion Shares that they then own or would own on conversion of the Series A Preferred Stock pursuant to Paragraph
(k) of Rule 144 ("Rule 144") of the Commission pursuant to the Securities Act.

(B) "Registrable Securities" shall mean (I) the shares of Series A Preferred Stock issued to Trans Global pursuant to this Agreement and held by Trans Global and its Transferees and (II) the Conversion Shares issued or issuable upon conversion of such shares of Series A Preferred Stock. Trans Global understands that there will not be a public market in the Series A Preferred Stock.

(C) "Transferees" shall mean (I) the persons or entities to whom or to which Trans Global or its transferees shall have transferred any Registrable Securities in a transaction exempt from the registration requirements of the Securities Act, other than Rule 144 or any subsequent similar rule.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

          (ii)ab Gemini shall bear the entire cost and expense of any registration of securities pursuant to Paragraphs 11(a) and (b) of this Agreement. Any holder whose Registrable Securities are included in any registration statement pursuant to this Paragraph 11 shall, however, bear the fees of his or its own counsel and accountants and any transfer taxes or underwriting or brokers' discounts or commissions applicable to the Registrable Securities sold by him or it pursuant thereto.

          (iii)ab Following the effective date of a registration statement which includes Registrable Securities pursuant to Paragraph 11(a) or (b) of this Agreement, Gemini shall, upon the request of any holder, forthwith supply the holder with such number of prospectuses meeting the requirements of the Securities Act as shall be reasonably requested by the holder to permit the holder to make a public distribution of all the registered Registrable Securities from time to time offered or sold by the holder, provided that the holder shall from time to time furnish Gemini with such appropriate information (relating to the intentions of the holder) in connection therewith as Gemini shall request in writing as provided in said Paragraphs 11(a) and (b). Gemini shall also use its best efforts to qualify the registered shares for sale in such states as the securities being sold by Gemini and other selling stockholders, if any, are otherwise being registered or qualified and, in such other states as the holder shall reasonably request; provided, however, that Gemini shall not, for any such purpose, be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not, but for the requirements of this Paragraph 11(c)(iii), be obligated to be so qualified, to subject itself to taxation in such jurisdiction or to consent to general service of process in any such jurisdiction.

          (iv) Gemini shall prepare and file with the Commission such amendments and supplements to such registration statement and any prospectus used pursuant this Paragraph 11 as may be necessary to keep such registration statement current and effective during the period when the holder may sell Registrable Securities pursuant to the registration statement. Gemini will notify each holder whose Registrable Securities are subject to the registration statement at such time as, for any reason, the prospectus relating to the sale of the Registrable Securities is no longer current and effective, and the holder shall not sell any Registrable Securities pursuant to such registration statement until such time as the holder is advised by Gemini that the registration statement is current and effective. In no event shall Gemini be required to keep any registration statement which includes the Registrable Securities current and effective subsequent to the Registration Termination Date.

          (v) Gemini shall indemnify and hold harmless each holder, its officers and directors, partners and members and each underwriter, within the meaning of the Securities Act, who may purchase from or sell any
     Registrable Securities for the holders and each person who controls any holder and such underwriter within the meaning of the Securities Act, from and against any and all losses, claims, damages and liabilities (collectively, "Losses") caused by any untrue statement or alleged untrue statement of a material fact contained in any registration statement under the Securities Act or any prospectus included therein required to be filed or furnished by reason of this Paragraph 11 or any application or other

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     filing under any state securities law or by any omission or alleged omissions to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, to which the holder or any such underwriter or control person or other indemnified party may become subject under the Securities Act, the Securities Exchange Act of 1934, as amended, or other Federal or state law, rule or regulation, at common law or otherwise, except insofar as such Losses are caused by any such untrue statement or alleged untrue statement or omission or alleged omission which is based upon information furnished or required to be furnished to Gemini by the holder or any such underwriter or other indemnified party expressly for use therein, which indemnification shall include each person, if any, who controls any such underwriter within the meaning of the Securities Act; provided, however, that each holder and such underwriter shall at the same time indemnify Gemini, its officers and directors, each underwriter and each person, if any, who controls Gemini or such underwriter within the meaning of the Securities Act and each other person whose securities are being offered or sold pursuant to such registration statement (the "other holders") and each person who controls the other holders within the meaning of the Securities Act, from and against any and all Losses caused by any untrue statement or alleged untrue statement of a material fact contained in any registration statement or any prospectus filed or furnished by reason of this Paragraph 11 or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, insofar as such Losses are caused by any untrue statement or alleged untrue statement or omission based upon information furnished to Gemini in writing by the holder or such underwriter expressly for use therein; provided, however, that the holder's liability to Gemini and such underwriter or other indemnified party pursuant to this Paragraph 11(c)(v) shall not exceed the gross sales price of all Registrable Securities sold by the holder pursuant to such registration statement.

          (vi) If any action or claim shall be brought or asserted by a person or entity entitled to indemnification pursuant to Paragraph 11(c)(v) of this Agreement (an "indemnified party") against Gemini or any underwriter engaged by Gemini or any person controlling Gemini or such underwriter within the meaning of the Securities Act or against the holder or any underwriter engaged by the holder or any person controlling the holder or such underwriter, within the meaning of the Securities Act in respect of which indemnity may be sought pursuant to Paragraph 11(c)(v) of this Agreement (an "indemnifying party"), the indemnified party shall promptly notify the indemnifying party in writing of the basis for the claim of indemnification and provide the indemnifying party with a copy of all legal papers or other notices or communications served on it in connection therewith, and the indemnifying party shall assume the defense thereof, including the employment of counsel reasonably satisfactory to the indemnified party and the payment of all legal and other expenses in

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     connection therewith. The failure of the indemnified party to notify the indemnifying party as provided in this Paragraph 11(c)(vi) will not relieve the indemnifying party of any liability for indemnification which it may have to the indemnified party pursuant to Paragraph 11(c)(v) of this Agreement unless the failure to so notify the indemnifying party materially prejudices the rights of the indemnifying party. The indemnified party shall have the right to employ separate counsel in any such action and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of the indemnified party unless (A) the employment thereof has been specifically authorized by the indemnifying party in writing and the indemnifying party shall have agreed in writing to pay such fees and expenses, or (B) the indemnifying party has failed, either (I) with reasonable promptness, to assume the defense and employ counsel as provided in this Paragraph 11(c)(vi), or (II) to appoint counsel to act or otherwise respond to any claim or action prior to the date a response is due, after giving effect to any extensions obtained by or on behalf of the indemnifying party, or (C) the named parties to any such action (including any impleaded parties) include both an indemnified party and an indemnifying party, and in the judgment of the counsel for the indemnified party, it is advisable for the indemnified party or controlling person to be represented by separate counsel because of actual or potential conflicting interests between them (in which case the indemnifying party shall not have the right to assume the defense of such action on behalf of the indemnified party or such controlling person, it being understood, however, that the indemnifying party shall, in connection with any one such action or separate but substantially similar or related actions arising out of the same general allegations or circumstances, be liable for the reasonable fees and expenses of only one separate firm of attorneys at any time in each jurisdiction for all indemnified parties (whether pursuant to this Agreement or any other agreements granting registration rights), which firm shall be designated in writing by all the indemnified parties, except that if Trans Global is an indemnified party, such counsel shall be designated by Trans Global). The indemnifying party shall not be liable for any settlement of any such action effected by an indemnified party without the written consent of the indemnifying party (which shall not be withheld unreasonably in light of all factors of importance to such indemnifying party and such indemnified party), but if settled with such written consent, or if there be a final judgment or decree for the plaintiff in any such action by a court of competent jurisdiction and the time to appeal shall have expired or the last appeal shall have been denied, the indemnifying party agrees to indemnify and hold harmless the indemnified party from and against any Loss by reason of such settlement or judgment.

          (vii)ab The making of any request for prospectuses hereunder shall not impose on the holder any obligation to sell any Registrable Securities.
     (viii)ab Gemini's obligations pursuant to this Paragraph 11 shall be applicable to Trans Global and its Transferees.

(d) If either (i) any holders shall have exercised the demand registration rights pursuant to Paragraph 11(b) of this Agreement and such registration statement shall not have been declared effective within six months after the date of the Registration Notice, or (ii) the Registrable Securities shall have been registered pursuant to the Securities Act, but, for any reason, the registration statement shall cease to be current and effective for a period of more than thirty (30) days, then in either of such cases, any holder shall have the right to require Gemini to redeem the Preferred Stock held by such holder as set forth in the Certificate of Designation.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

12. Pursuant to the Purchase Agreement, this Agreement and the Purchaser Guarantee will be held in escrow and will be delivered to Trans Global and an executed copy of this Agreement shall be delivered to Consolidated, Arc and TA at such times as the documents are released from escrow pursuant to a Distribution Notice, as defined in the Escrow Agreement, all as provided in the escrow agreement dated the date of this Agreement among Consolidated, SISC, Arc, TA, Trans Global and Parker Chapin Flattau & Klimpl, LLP, as escrow agent (the "Escrow Agreement"). In the event that the Escrow Property, as defined in the Escrow Agreement, is distributed pursuant to Paragraph 5 of the Escrow Agreement as a result of a Termination Notice, as defined in the Escrow Agreement, or the failure of Arc to obtain the New York Regulatory Consent, as defined in and pursuant to the Purchase Agreement, this Agreement shall, automatically and without any action on the part of any Party, terminate and be of no force and effect and no party shall have any right or obligation pursuant to this Agreement or the Purchaser Guarantee. Nothing in this Paragraph 12 shall be construed to modify or affect in any manner the rights and obligations of Trans Global and Arc under the Arc Note and the rights and obligations of Trans Global and Consolidated under the Consolidated Guarantee during the period when this Agreement is held in escrow.

13.ab Gemini agrees that prior to the issuance of the Series A Preferred Stock pursuant to this Agreement, it will not modify or amend the Certificate of Designation.

14. Contemporaneously with the execution of this Agreement, each Party will deliver to the other Parties the certificate of the secretary of such Party certifying as to (a) the incumbency of the officers of such Party and (b) the adoption by the Board of Directors of resolutions approving the execution of this Agreement and the performance of its terms.

15. (a) Except for the waiver granted in Paragraph 1 of this Agreement and the provisions of Paragraph 6 of this Agreement, the Arc Note shall remain in full force and effect.

     (b) Nothing in this Agreement shall be construed to modify or affect the rights of Consolidated, SISC and Trans Global pursuant to a certain agreement dated February 25, 1999, by and among Consolidated, SISC and Trans Global.

16. (a) This Agreement, including the Exhibits, which constitute integral parts of this Agreement, constitutes the entire agreement of the parties with respect to the subject matter thereof, superseding and terminating any and all prior or contemporaneous oral and prior written agreements, understandings or letters of intent between or among the parties with respect to the subject matter of this Agreement. No part of this Agreement may be modified or amended, nor may any right be waived, except by a written instrument which expressly refers to this Agreement, states that it is a modification or amendment of this Agreement or a waiver under this Agreement and is signed by the parties to this Agreement, or, in the case of waiver, by the party granting the waiver. No course of conduct or dealing or trade usage or custom and no course of performance shall be relied on or referred to by any party to contradict, explain or supplement any provision of this Agreement, it being acknowledged by the parties to this Agreement that this Agreement is intended to be, and is, the complete and exclusive statement of the agreement with respect to its subject matter. Any waiver shall be limited to the express terms thereof and shall not be construed as a waiver of any other provisions or the same provisions at any other time or under any other circumstances.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (b) If any section, term or provision of this Agreement shall to any extent be held or determined to be invalid or unenforceable, the remaining sections, terms and provisions shall nevertheless continue in full force and effect.

     (c) All notices or other communications required or permitted by this Agreement shall be in writing signed by the party giving such notice, and delivered personally against receipt thereof or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, or by facsimile transmission or similar means of communication if receipt is confirmed or if transmission of such notice is confirmed by mail as provided in this Paragraph 16. Notices shall be deemed to have been received on the date of personal delivery or telecopy or, if sent by certified or registered mail, return receipt requested, shall be deemed to be delivered on the fifth (5th) business day after the date of mailing, except that notice of change in the person, address or facsimile number shall be effective on actual receipt. Notices shall be addressed to the party for whom intended at his or its address set forth below or to the attention of such other person or such other address or facsimile number as a party shall have designated by notice in writing to the other parties given in the manner provided by this Paragraph 16(c):

if to Trans Global to:

                  Trans Global Services, Inc.
                  1393 Veterans Memorial Highway
                  Hauppauge, New York 11788
                  Facsimile: (516) 724-0039
                  Attn: Joseph G. Sicinski, President and CEO

                  with a copy to:

                  Esanu Katsky Korins & Siger, LLP
                  605 Third Avenue
                  New York, New York 10159
                  Facsimile: (212) 953-6899
                  Attn: Asher S. Levitsky P.C.

                  if to Arc, to:

                  Arc Networks, Inc.
                  1770 Motor Parkway
                  Hauppauge, New York 11788
                  Facsimile:  (516) 582-1240
                  Attn: Peter F. Parrinello, President

                  with a copy to:

                  Parker Chapin Flattau & Klimpl, LLP
                  1211 Avenue of the Americas
                  New York, New York 10036
                  Facsimile:  (212) 704-6288
                  Attention: Michael J. Shef, Esq.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12



                  if to Consolidated, to:

                  Consolidated Technology Group Ltd.
                  160 Broadway, Suite 901
                  New York, New York 10038
                  Facsimile:  (212) 233-5023
                  Attn: Mr. Seymour Richter, President

                                     and

                  Consolidated Technology Group Ltd.
                  2424 North Federal Highway, Suite 110
                  Boca Raton, Florida 33431
                  Facsimile:  (561) 347-5352
                  Attn: George W. Mahoney, Chief Financial Officer

                  with a copy to:

                  Robert L. Blessey, Esq.
                  51 Lyon Ridge Road
                  Katonah, NY 10536
                  Facsimile:  (914) 232-0647

                  If to TA or Gemini, to:

                  Technology Acquisitions, Ltd.
                  c/o Benchmark Equity Group, Inc.
                  700 Gemini Street
                  Houston, TX 77058
                  Facsimile: (281) 488-5353
                  Attn: Mr. Christopher H. Efird

                  with a copy to:

                  De Martino Finkelstein Rosen & Virga
                  1818 N Street, N.W., Suite 400
                  Washington, D.C.  20036
                  Facsimile:  (202) 659-1290
                  Attn: Ralph V. De Martino, Esq.


(d)ab This Agreement shall be governed and construed in accordance with the laws of the State of New York applicable to agreements executed and to be performed wholly within such State, without regard to any principles of conflicts of law. Each of the Parties hereby (i) irrevocably consents and agrees that any legal or equitable action or proceeding arising under or in connection with this Agreement shall be brought in the Federal or state courts located in the County of New York or Suffolk in the State of New York, (ii) by execution and delivery of this Agreement, irrevocably submits to and accepts the jurisdiction of said courts, (iii) waives any defense that such court is not a convenient forum, and
(iv)  consents  to any  service  of  process  made in the  manner  set  forth in

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

Paragraph 16(c) of this Agreement (other than by telecopier), in addition to any other method of service permitted by law. In any action brought pursuant to this Agreement based on an alleged breach of this Agreement, the prevailing Party shall be entitled to reimbursement of all costs incurred by it in connection therewith to the extent, if at all, awarded or allowed by the court or other tribunal in which the action or proceeding has been commenced; provided, however, that nothing in this Paragraph 16(d) shall be construed to affect in any manner the provisions of Paragraphs 11(c)(v) and (vi) of this Agreement.

(e)Each of the Parties to this Agreement shall be responsible and liable for its own expenses incurred in connection with the preparation of this Agreement and the consummation of the transactions contemplated by this Agreement and related expenses, except as expressly provided in this Agreement.

(f) Each Party to this Agreement is relying on his or its own tax advisors as to the tax consequences of this Agreement and the transactions contemplated by this Agreement, and no party is making any representations or warranties of any kind as to such tax consequences to any other Party.

(g) No Party shall make a public announcement concerning this Agreement without the consent of the other Parties except to the extent that disclosure is required under applicable laws.

(h) This Agreement shall be binding upon and inure to the benefit of the Parties and their respective successors and permitted assigns; provided, however, that, except as expressly provided in this Agreement, no Party may assign this Agreement or any of its rights under this Agreement without the prior written consent of the other Parties.

(i) Each Party agrees, without cost or expense to any other Party, to deliver or cause to be delivered such other documents and instruments and to take such other action as may be reasonably requested by any other party to this Agreement in order to carry out more fully the provisions of, and to consummate the transaction contemplated by, this Agreement.

(j) This Agreement may be executed simultaneously in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same instrument.


[Signatures on Next Page]

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

IN WITNESS WHEREOF, the Parties have executed this Agreement on the date first written above.


                                        TRANS GLOBAL SERVICES, INC.


                                        By:
                                          Joseph G. Sicinski, President and CEO


                                        CONSOLIDATED TECHNOLOGY GROUP LTD.


                                        By:
                                          Seymour Richter, President:


                                        ARC NETWORKS, INC.


                                        By:
                                         Peter F. Parrinello, President and CEO


                                        TECHNOLOGY ACQUISITIONS LTD.


                                        By:
                                        Name:
                                        Title:


                                        GEMINI II, INC.


                                        By:
                                        Name:
                                        Title:

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12
                                                                     Exhibit A
                                       GUARANTEE

     For valuable consideration, the receipt and sufficiency of which is hereby acknowledged, Technology Acquisitions Ltd., a Bermuda corporation ("TA"), and Gemini II, Inc., a Delaware corporation ("Gemini"), TA and Gemini being collectively referred to as the "Guarantors" and each as a "Guarantor," hereby unconditionally and irrevocably jointly and severally guarantee the payment and performance by Arc Networks, Inc., a Delaware corporation (the "Payor"), of all of the Payor's obligations pursuant to the Payor's 10% Installment Promissory Note due August 31, 2003 in the principal amount of one million two hundred sixteen thousand six hundred seventy three dollars ($1,216,673) (the "Note") dated September 18, 1998 and payable to the order of Trans Global Services, Inc., a Delaware corporation, and if the Payor fails to pay the Note in accordance with its terms, the Guarantors jointly and severally agree promptly to pay or perform the Payor's obligations under the Note.

     The liability of the Guarantors shall be direct and immediate and not conditional or contingent upon the pursuance by the holder of the Note of whatever remedies it may have, at law or in equity, against the Payor or any other party. The Guarantors hereby waive presentment for payment, demand, protest and notice of protest and of nonpayment.

     The obligations of the Guarantors shall not be impaired, diminished or discharged, in whole or in part, by any extension of time granted by the holder of the Note, by any course of dealing between the holder of the Note and the Payor, by the unenforceability of the Note, in whole or in part, for any reason whatsoever, by the release of any guarantor or other obligor or any collateral, or by any other act, omission, event or circumstance which might operate to discharge a guarantor in whole or in part or which might operate as a defense, in whole or in part, to any obligation of a guarantor or which might invalidate, in whole or in part, a guarantee.

     The Guarantors acknowledge and agree that nothing shall discharge, satisfy or release the obligations created under this Guarantee, except for payment in full or satisfaction of the Payor's obligations with respect to the Note. Such obligations shall not be considered fully paid unless and until all payments by the Payor or any guarantor, including the Guarantors (or any other party who or which is now or may hereafter be liable for any obligations under the Note) to the holder of the Note are no longer subject to any right on the part of any person whomsoever, including, without limitation, any trustee in bankruptcy, to set aside such payments, or to seek to recoup the amount of such payments, or any part thereof. The foregoing shall include, by way of example and not by limitation, all rights to recover preferences voidable under the United States Bankruptcy Code. In furtherance of the foregoing, the Guarantors jointly and severally agree to pay on demand any amount which the holder of the Note is required to pay under any bankruptcy, insolvency or other similar law on account of any amount received by the holder of the Note under or with respect to the Note or this guarantee.

     In the event that the holder of this Note commences litigation against the Guarantors or either of them or otherwise engages counsel in order to enforce its rights under this Guarantee, the Guarantors shall be jointly and severally liable for all reasonable costs and expenses of collection, including, without limitation, reasonable attorneys' fees and expenses.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


     The Guarantors hereby represent to any holder of the Note that (i) the execution, delivery and performance of this Guarantee has been duly authorized and approved by all required corporate action of each Guarantor, and (ii) this Guarantee is a valid and binding obligation of Guarantor, enforceable against Guarantor in accordance with its terms, except as such enforcement may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws now or hereafter in effect.

     This Guarantee shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and to be performed entirely within such State without regard to principles of conflicts of law. Each Guarantor consents to the nonexclusive jurisdiction of the United States District Court for the Southern or Eastern District of New York and the Supreme Court of the State of New York in the County of New York or Suffolk in any action relating to or arising out of this Guarantee and waives any claim that any of such forums is not a convenient forum. IN ANY SUCH ACTION, EACH GUARANTOR WAIVES ANY RIGHT TO A TRIAL BY JURY

     This Guaranty shall be binding upon Guarantors and their respective successors and assigns and inure to the benefit of the holder of the Note and its successors and assigns.

IN WITNESS WHEREOF, the Guarantors have executed this Guarantee this th day of March, 1999.
                                   TECHNOLOGY ACQUISITIONS LTD.


                                   By:
                                   Name:
                                   Title:


                                   GEMINI II, INC.


                                   By:
                                   Name:
                                   Title:

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


                                                                      Exhibit B
                          CERTIFICATE OF DESIGNATION OF

                                  GEMINI II, INC.
              Series A 10% Convertible Redeemable Preferred Stock

Pursuant to Section 151(g) of the Delaware General Corporation Law, Gemini II, Inc., a Delaware corporation (the "Corporation"), does hereby certify as follows:

     1. The following resolution was duly adopted by the Board of Directors of the Corporation on March , 1999:

          RESOLVED, that pursuant to Section Fourth of the Certificate of Incorporation of this Corporation, there be created a series of the Preferred Stock, par value $.0001 per share ("Preferred Stock"), of this Corporation consisting of one million two hundred seventeen thousand (1,217,000) shares, to be designated as the Series A 10% Convertible Redeemable Preferred Stock ("Series A Preferred Stock"), and that the holders of such shares shall have the rights, preferences and privileges set forth in Statement of Designation set forth in Exhibit I to this Resolution; and it was further

          RESOLVED, that the officers of this Corporation be, and they hereby are, authorized and empowered to execute and file with the Secretary of State of the State of Delaware, a certificate of designation setting forth the rights, preferences and privileges of the holders of the Series A Preferred Stock.

     2. Set forth as Exhibit I to this Certificate of Designation is a true and correct copy of the rights, preferences and privileges of the holders of the Series A Preferred Stock.

IN WITNESS WHEREOF, Gemini II, Inc. has caused this certificate to be signed by the president and attested by its secretary this th day of March, 1999.


ATTEST:

                                       By:              , President

                 , Secretary

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12
                            Statement of Designation

The  designation  of,  the  number  of  shares  constituting,  and  the  rights,
preferences,   privileges  and  restrictions  relating  to,  the  Series  A  10%
Convertible Preferred Stock are as follows:

     1. Designation and Number of Shares. The designation of this series of one million two hundred seventeen thousand (1,217,000) shares of preferred stock, par value $.0001 per share ("Preferred Stock"), created by the Board of Directors of the Corporation pursuant to the authority granted to it by the certificate of incorporation of the Corporation is "Series A 10% Convertible Redeemable Preferred Stock," which is hereinafter referred to as the "Series A Preferred Stock." In the event of the conversion of shares of Series A Preferred Stock into this Corporation's common stock, par value $.0001 per share ("Common Stock"), pursuant to Paragraph 4 of this Statement of Designation, or in the event that the Corporation shall redeem any shares of Series A Preferred Stock pursuant to Paragraph 5 of this Statement of Designation or shall otherwise acquire and cancel any shares of Series A Preferred Stock, the shares of Series A Preferred Stock so converted, redeemed or otherwise acquired and canceled shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors, and the number of authorized shares of Series A Preferred Stock shall be reduced by the number of shares so converted, redeemed or otherwise acquired and canceled. In addition, if the Corporation shall not issue the maximum number of shares of Series A Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series A Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series A Preferred Stock then issued or reserved for issuance. The number of shares by which the Series A Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such stock is once more designated as part of a particular series by the Corporation's Board of Directors. The Board of Directors shall cause to be filed with the Secretary of State of the State of Delaware such certificate as shall be necessary to reflect any reduction in the number of shares constituting the Series A Preferred Stock.

2. Dividend Rights.

     (a) The holders of the Series A Preferred Stock shall be entitled to receive, out of funds of this Corporation legally available therefor, cash dividends at an annual rate of ten cents ($.10) per share. Dividends shall be payable in annual installments on the first day of March (the "dividend payment date") in each year, commencing March 1, 2000, to holders of record of the Series A Preferred Stock as follows. The holders of record of Series A Preferred Stock on the 15th day of each calendar month, commencing with the first such day which occurs after the initial issuance of the first share of Series A Preferred Stock, shall be entitled to a dividend of five-sixth of one cent ($.008 1/3) per share (the "monthly dividend accrual"). On each dividend payment date, the Corporation shall pay the monthly dividend accruals for each month through the monthly dividend accrual for the February immediately preceding the dividend payment date, regardless of whether the shares of Series A Preferred Stock are outstanding on the dividend payment date.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (b) The amount of any dividends "accrued" on any share of Series A Preferred Stock at any dividend payment date shall be deemed to be the amount of any unpaid dividends accumulated thereon to and including such dividend payment date, whether or not earned or declared, and the amount of dividends "accrued" on any share of Series A Preferred Stock at any date other than a dividend payment date shall be calculated as the amount of any unpaid dividends accumulated thereon to and including the last preceding dividend payment date, whether or not earned or declared, plus an amount calculated on the basis of the monthly dividend accrual at the monthly rate of five-sixth of one cent ($.008 1/3) per share for the period after such last preceding dividend payment date to and including the date as of which the calculation is made.

     (c) Except as provided in this Statement of Designation, no dividends shall be declared or paid or set aside for payment on any class or series of capital stock ranking on a parity with or junior to the Series A Preferred Stock as to dividends for any period unless full cumulative dividends have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof is set aside for such payment on the Series A Preferred Stock for all dividend periods terminating on or prior to the dividend payment date of such dividends on any such series or class. When dividends are not paid in full upon the shares of Series A Preferred Stock and any other series of Preferred Stock ranking on a parity as to dividends with the Series A Preferred Stock, all dividends declared upon shares of Series A Preferred Stock and such other series of Preferred Stock shall be declared pro rata so that the amount of dividends declared per share on the Series A Preferred Stock shall in all cases bear to each other the same ratio that the accrued dividends per share on the shares of Series A Preferred Stock and such other series of Preferred Stock bear to each other. Holders of shares of Series A Preferred Stock shall not be entitled to dividends thereon, whether payable in cash, property or stock, in excess of the full cumulative dividends thereon, as provided in this Statement of Designation. No dividend on Series A Preferred Stock shall be declared or paid or set apart for payment with respect to any dividend payment date unless full dividends, including accumulated dividends, if any, on any series or class of capital stock ranking, as to dividends, prior to Series A Preferred Stock which are to have been paid on or prior to such dividend payment date have been or contemporaneously are declared and paid or declared and a sum sufficient for payment thereof has been set aside for all dividend periods for such series or class terminating on or prior to such dividend payment date.

     (d) As long as any shares of Series A Preferred Stock are outstanding, no dividends (other than a dividend in any series or class of capital stock ranking junior to Series A Preferred Stock as to both dividends and payments in the event of voluntary or involuntary dissolution, liquidation or winding up), shall be declared or paid or set aside for payment and no other distribution shall be declared or made upon any such junior series or class of capital stock, and no such junior series or class of capital stock or any series of Preferred Stock on a parity with Series A Preferred Stock as to both dividends and payments in the event of voluntary and involuntary dissolution, liquidation or winding up shall be redeemed, purchased or otherwise acquired for any consideration by the Corporation or by any subsidiary (which shall mean any corporation or entity, the majority of voting power to elect directors of which is held directly or indirectly by the Corporation), except by conversion into or exchange for any such junior series or class of capital stock; unless, in each case, the full cumulative dividends on all outstanding shares of Series A Preferred Stock shall have been paid in full for all past dividend periods or unless the holders of a majority of the Series A Preferred Stock then outstanding shall consent thereto.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


3. Voting Rights.

     (a) Except as otherwise required by law, the holders of the Series A Preferred Stock shall have no voting rights; provided, however, that, except as provided in Paragraph 1 of this Statement of Designation, neither this Statement of Designation nor the Certificate of Designation of which this Statement of Designation is a part, may not be modified or amended without the consent of the holders of a majority of the issued and outstanding shares of Series A Preferred Stock. The consent of the holders of the Series A Preferred Stock may be given at a meeting of the holders of the Series A Preferred Stock or by a written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

     (b) The Corporation may create other series of Preferred Stock which may be senior or junior to or on a parity with the Series A Preferred Stock as to dividends and/or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series A Preferred Stock.

4. Conversion into Common Stock.

     (a)(i) Each holder of the Series A Preferred Stock will have the right, at any time and from time to time, commencing ninety (90) days from the IPO Date, as hereinafter defined, or earlier with the consent of both the Corporation and the representative of the underwriters with respect to the Corporation's initial public offering, to convert any shares of Series A Preferred Stock into shares of Common Stock, together with, at the election of the holder thereof, accrued dividends to the date of conversion, at the Conversion Rate, as hereinafter defined.

     (ii)ab In the event that shares of Series A Preferred Stock are redeemed by the Corporation pursuant to Paragraph 5 of this Statement of Designation, the right of the holders of the Series A Preferred Stock to convert such shares into Common Stock shall, subject to Paragraph 5(e) of this Statement of Designation, terminate at 5:30 P.M. on the day before the Redemption Date, as defined in Paragraph 5(b) of this Statement of Designation; provided, that the Redemption Price, as defined in Paragraph 5(a) of this Statement of is made on the Redemption Date.

     (b)(i) The "Conversion Rate" shall mean the number of shares of Common Stock issuable upon conversion of one (1) share of Series A Preferred Stock. The Conversion Rate shall be determined by dividing one dollar ($1.00) by the lesser of (A) the IPO Price, as hereinafter defined, or (B) the Market Price, as hereinafter defined, subject to adjustment as provided in Paragraph 4(e) of this Statement of Designation; provided, however, that in no event shall the Conversion Rate be less than one dollar ($1.00) divided by one-third (1/3) of the IPO Price (as adjusted pursuant to Paragraph 4(e)(i), (ii) and (iii) of this Statement of Designation).

     (ii) The "IPO Date" shall man the date on which the first registration statement under the Securities Act of 1933, as amended (the "Securities Act"), relating to an offering by the Corporation of its securities is declared effective by the Securities and Exchange Commission.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (iii) The "IPO Price" shall mean the price per share at which the Corporation's Common Stock is sold to the public in its initial public offering. In the event that the initial public offering consists of units, which include both shares of Common Stock and warrants, each warrant shall be valued at 15% of the initial public offering price of the units. The IPO Price shall be subject to adjustment as provided in Paragraph 4(e) of this Statement of Designation.

     (iv) The "Market Price" shall mean the average of the closing prices during the five (5) day period ending on the trading day prior to the date of such conversion, as reported by the principal stock exchange or market on which the Common Stock is listed; provided, however, that if, on any of such days there are no reported sales of the Common Stock, the closing low bid price shall be used for such day. If the Common Stock is listed on the Nasdaq Stock Market and a regional stock exchange, the Nasdaq Stock Market shall be the principal market. If, during the five (5) day period referred to in this Paragraph 4(b)(iii) there shall be an event requiring an adjustment pursuant to Paragraph 4(e) of this Agreement, the closing or bid price, as the case may be, for each day prior to such event (a "Pre-Transaction Market Price") shall be adjusted as provided in said Paragraph 4(e).

     (c) Conversion of the Series A Preferred Stock shall be effected by surrender of the certificate representing the shares of Series A Preferred Stock being converted to the transfer agent for the Series A Preferred Stock, or, if none shall have been appointed, to the Corporation, together with the form of notice of election to convert as may be provided from time to time by the Corporation.

     (d) Shares of Series A Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day of the surrender for conversion of the certificate therefor, together with the form of notice of election provided by the Corporation duly signed by the holder thereof, and the person or persons entitled to receive shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder of such shares of Common Stock as of such time. As promptly as practicable on or after the conversion date, the Corporation or its transfer agent shall issue and shall deliver a certificate or certificates for the number of shares of Common Stock issuable upon such conversion to the person or persons entitled to receive the same.

     (e)ab The IPO Price and any Pre-Transaction Market Price (the "Applicable Prices" and each, an "Applicable Price") shall be subject to adjustment as follows:

     (i)ab In case the Corporation shall, after the IPO Date, (A) pay a dividend or make a distribution on its shares of Common Stock in shares of Common Stock,
(B) subdivide, split or reclassify its outstanding Common Stock into a greater number of shares, (C) effect a reverse split or otherwise combine or reclassify its outstanding Common Stock into a smaller number of shares, or (D) issue any shares by reclassification of its shares of Common Stock, the Applicable Prices in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination or reclassification shall be proportionately adjusted to reflect, in accordance with generally accepted accounting principles, such dividend, subdivision, combination or reclassification. Such adjustment shall be made successively whenever any event listed in this Paragraph4(e)(i) shall occur.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


     (ii)ab In case the Corporation shall, subsequent to the IPO Date, issue rights or warrants to all holders of its Common Stock entitling them to subscribe for or purchase shares of Common Stock (or securities convertible into Common Stock) at a price (or having a conversion price per share) less than the current market price of the Common Stock (as defined in Paragraph 4(e)(iv) of this Statement of Designation) on the record date mentioned below, the Applicable Prices shall be adjusted so that the same shall equal the price determined by multiplying the Applicable Prices in effect immediately prior to the date of such issuance by a fraction, of which the numerator shall be the number of shares of Common Stock outstanding on the record date mentioned below plus the number of shares determined by multiplying the price or the conversion price at which additional shares of Common Stock are offered by the number of shares of Common Stock being offered by the number of shares being issued, including shares being issued upon conversion of any convertible securities, and dividing the result so obtained by the current market price of the Common Stock, and of which the denominator shall be the number of shares of Common Stock outstanding on such record date plus the number of additional shares of Common Stock offered for subscription or purchased (or into which the convertible securities so offered are convertible). Such adjustment shall be made successively whenever such rights or warrants are issued and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights or warrants; and to the extent that shares of Common Stock or securities convertible into Common Stock are not delivered after the expiration of such rights or warrants, the Applicable Prices shall be readjusted to the Applicable Prices which would then be in effect had the adjustments made upon the issuance of such rights or warrants been made upon the basis of delivery of only the number of shares of Common Stock (or securities convertible into Common Stock) actually delivered.

     (iii)ab In case the Corporation shall, subsequent to the IPO Date, distribute to all holders of Common Stock evidences of its indebtedness or assets (excluding cash dividends or distributions paid out of current earnings and dividends or distributions referred to in Paragraph 4(e)(i) of this Statement of Designation) or subscription rights or warrants (excluding those referred to in Paragraph 4(e)(ii) of this Statement of Designation), then in each such case the Applicable Prices in effect thereafter shall be determined by multiplying the Applicable Prices in effect immediately prior thereto by a fraction, of which the numerator shall be the total number of shares of Common Stock outstanding multiplied by the current market price per share of Common Stock (as defined in Paragraph 4(e)(iv) of this Statement of Designation), less the fair market value (as determined in good faith by the Corporation's Board of Directors) of said assets or evidences of indebtedness so distributed or of such rights or warrants, and of which the denominator shall be the total number of shares of Common Stock outstanding multiplied by such current market price per share of Common Stock. Such adjustment shall be made successively whenever such a record date is fixed. Such adjustment shall be made whenever any such distribution is made and shall become effective immediately after the record date for the determination of stockholders entitled to receive such distribution.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (iv)ab For the purpose of any  computation  under  Paragraphs  4(e)(ii) and
(iii) of this Statement of Designation, the current market price per share of Common Stock at any date shall be deemed to be the average of the daily closing prices for five (5) consecutive trading days commencing twenty (20) trading days before such date, as reported by the principal stock exchange or market on which the Common Stock is listed; provided, however, that if, on any of such days there are no reported sales of the Common Stock, the closing low bid price shall be used for such day. If the Common Stock is not listed or admitted to listed on any stock exchange or market, the closing low bid prices as reported by the National Quotation Bureau, Inc. or other similar organization if Nasdaq is no longer reporting such information, or if not so available, the fair market price as determined by the Board of Directors.

     (v)ab No increase or decrease in the Applicable Prices shall be required unless such adjustment would require an increase or decrease of at least one percent (1%); provided, however, that any adjustments which, by reason of this Paragraph 4(e)(v), are not required to be made shall be carried forward and taken into account in any subsequent adjustment. All calculations under this Paragraph 4(e) shall be made to the nearest one-tenth (1/10) of a cent.

     (vi)ab The Corporation may retain a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular accountants employed by the Corporation) to make any computation required by this Paragraph 4(e), and a certificate signed by such firm shall be conclusive evidence of the correctness of such adjustment.

     (vii)ab In the event that at any time, as a result of an adjustment made pursuant this Paragraph 4(e), the holder of shares of Series A Preferred Stock thereafter shall become entitled to receive any shares of the Corporation, other than Common Stock, thereafter the number of such other shares so receivable upon conversion of shares of Series A Preferred Stock shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in this Paragraph 4.

     (viii)ab In addition to the adjustments provided for in this Paragraph 4(e), the Corporation may modify the Conversion Rate in a manner which will increase the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock if the Corporation believes that such adjustment is necessary or desirable in order to avoid adverse Federal income tax consequences to the holders of the Common Stock.

     (f) Whenever any adjustment is required by the provisions of Paragraph 4(e) of this Statement of Designation, the Corporation shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjustment and the adjusted IPO Price, setting forth in reasonable detail the facts requiring such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by any holder of shares of Series A Preferred Stock, and the Corporation shall, forthwith after each such adjustment, mail a copy of such certificate by first class mail to the holder of Series A Preferred Stock at such holders' addresses set forth in the Corporation's books and records.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


     (g)In  case:

     (i)ab the Corporation shall pay any dividend or make any distribution upon Common Stock (other than a regular cash dividend payable out of retained earnings or cash surplus); or

     (ii)ab the Corporation shall offer to the holders of Common Stock for subscription or purchase by them any shares of any class or any other rights, or

     (iii)ab any reclassification of the capital stock of the Corporation, consolidation or merger of the Corporation with or into another corporation, sale, lease or transfer of all or substantially all of the property and assets of the Corporation to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Corporation shall be effected; then in any such case, the Corporation shall cause to be mailed by first class mail to the record holders of Series A Preferred Stock at least ten (10) days prior to the date specified in (A) and (B) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (A) a record is to be taken for the purpose of such dividend, distribution or rights, or (B) such reclassification, consolidation, merger, conveyance, lease, dissolution, liquidation or winding up is to take place and the date, if any is to be fixed, as of which the holders of Common Stock or other securities shall receive cash or other property deliverable upon such reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up.

     (h)ab In case of any reclassification, capital reorganization or other change of outstanding shares of Common Stock of the Corporation, or in case of any consolidation or merger of the Corporation into another corporation (other than a merger with a subsidiary in which merger the Corporation is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock or the class issuable upon conversion of Series A Preferred Stock) or in case of any sale, lease or conveyance to another corporation of the property of the Corporation as an entirety, the Corporation shall, as a condition precedent to such transaction, cause effective provisions to be made so that the holder of the Series A Preferred Stock shall have the right thereafter by converting the Series A Preferred Stock, to receive the kind and amount of shares of stock and other securities and property receivable upon such reclassification, capital reorganization and other change, consolidation, merger, sale or conveyance by a holder of the number of shares of Common Stock which might have been received upon conversion of the Series A Preferred Stock immediately prior to such reclassification, change, consolidation, merger, sale or conveyance. Any such provision shall include provision for adjustments which shall be as nearly equivalent as may be practicable to the adjustments provided for in this Statement of Designation. The foregoing provisions of this Paragraph 4(h) shall similarly apply to successive reclassifications, capital reorganizations and changes of shares of Common Stock and to successive consolidations, mergers, sales or conveyances. The provisions of this Paragraph 4(h) shall not apply with respect to any merger, consolidation, sale, conveyance or other transaction if such transaction would be deemed a liquidation as provided in, and for the purpose of, Paragraph 6 of this Statement of Designation.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12

     (i) No fractional shares or script representing fractional shares shall be issued upon the conversion of shares of Series A Preferred Stock. If, upon conversion of any shares of Series A Preferred Stock, any holder would, except for the provisions of this Paragraph 4(i), be entitled to receive a fractional share of Common Stock, then the number of shares of Common Stock issuable upon such conversion shall be rounded up to the next higher whole number of shares.

     (j) The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock the full number of shares of Common Stock then issuable upon the conversion of all shares of Series A Preferred Stock then outstanding.

     (k) The Common Stock issuable upon conversion of the Series A Preferred Stock shall, when so issued, be duly and validly authorized and issued, fully paid and non-assessable.

5. Redemption.

     (a) The Corporation may redeem the Series A Preferred Stock in whole at any time or in part from time to time upon not less than five (5) nor more than fifteen (15) days' prior written notice at the redemption price per share equal to one and no/100 dollars ($1.00), plus accrued dividends to the date of redemption (the "Redemption Price"). The Corporation is not required to provide for the redemption of any shares of Series A Preferred Stock through the operation of a sinking fund.

     (b) The date on which the Corporation is to redeem any Series A Preferred Stock pursuant to Paragraph 5(a) of this Statement of Designation is referred to as the "Redemption Date" with respect to the shares of Series A Preferred Stock to be redeemed on such date. From and after the close of business on the business day immediately preceding the Redemption Date, any shares of Series A Preferred Stock as to which the Corporation shall have exercised its right of redemption shall cease to have any voting, dividend or other rights, and the holder of such shares shall only have the right to receive payment of the Redemption Price; provided, however, that this Paragraph 5(b) shall not apply if the Corporation shall default in the payment of the Redemption Price.

     (c) In the event that the Corporation redeems only a portion of the Series A Preferred Stock, the Corporation shall redeem such shares in a manner which approximates a prorata redemption of the holders of the Series A Preferred Stock, and, in making such redemption, the Corporation may fully redeem holders of Series A Preferred Stock whose holdings are insubstantial relative to the number of Series A Preferred Stock being redeemed.

     (d) (i) In the event that, for any period of five (5) consecutive trading days (a "Low Price Period") commencing after the IPO Date, the average last reported price of the Common Stock (or the low bid price for any day on which there are no reported sales of Common Stock) is less than one-third (1/3) of the IPO Price (as adjusted pursuant to Paragraph 4(e)(i), (ii) and (iii) of this Statement of Designation), then either

               (A) The Corporation may, within five (5) trading days after the end of any Low Price Period, redeem all, and not less than all, of the then outstanding shares of Series A Preferred Stock pursuant to Paragraph 5(a) of this Statement of Designation, or

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


               (B)ab Any holder of Series A Preferred Stock may, on written notice (the "Holder Notice") to the Corporation given within five (5) trading days after the end of any Low Price Period, require the Corporation to redeem all of such holder's shares of Series A Preferred Stock at the Redemption Price.

     (ii) If any holder of Series A Preferred Stock shall give the Holder Notice
pursuant  to  Paragraph  5(d)(i)(B)  of  this  Statement  of  Designation,   the
Corporation shall redeem all of such holder' shares of Series A Preferred Stock not later than fifteen (15) days after the Holder Notice is given.

     (iii)ab The right of the Corporation to redeem the Series A Preferred Stock pursuant to Paragraph 5(d)(i)(A) of this Statement of Designation shall be in addition to its right to redeem the Series A Preferred Stock pursuant to Paragraph 5(a) of this Statement of Designation.

     (iv)ab In the event that the Corporation redeems the Series A Preferred Stock pursuant to this Paragraph 5(d), the right of the holders of the Series A Preferred Stock to convert their shares of Series A Preferred Stock shall terminate on the date the holders receive such notice of redemption. In the event that any holder of Series A Preferred Stock shall give the Holder Notice, such holder's right to convert the Series A Preferred Stock shall terminate on the date the Holder Notice is given.

     (v)ab In the event that the Corporation fails to pay the Redemption Price with respect to any redemption pursuant to this Paragraph 5(d), the
Corporation's  right to redeem the Series A  Preferred  Stock  shall  terminate;
however, the right of the holders of the Series A Preferred Stock and the obligations of the Corporation to redeem shares of Series A Preferred Stock following any Holder Notice shall continue as provided in this Paragraph 5(d). Such right shall be in addition to any other right any holder may have, including the right to enforce payment by the Corporation of the Redemption Price.

     (e) If (i) any holder of Series A Preferred Stock has demand registration rights with respect to the shares of Series A Preferred Stock and/or the Common Stock issued or issuable upon conversion thereof (the "Conversion Shares") and the Corporation shall have failed to register such shares pursuant to an effective registration statement under the Securities Act, within six (6) months after a demand for registration has been made by the holder or (ii) the Corporation shall have registered such shares of Series A Preferred Stock and/or Conversion Shares pursuant to the Securities Act, but, for any reason, the registration statement shall cease to be current and effective for a period of more than thirty (30) days, then in either of such cases, any holder may, on thirty (30) days written notice ("Redemption Demand Notice") to the Corporation, require the Corporation to redeem the Series A Preferred Stock at the Redemption Price. The Corporation shall pay the Redemption Price with respect to such shares of Series A Preferred Stock within fifteen (15) days after the Redemption Demand Notice is given.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


     (f) In the event that the Corporation fails to pay the Redemption Price when due pursuant to this Paragraph 5, if any holder of Series A Preferred Stock commences litigation against the Corporation or otherwise engages counsel in order to enforce payment of the Redemption Price, the Corporation shall pay for all reasonable costs and expenses of collection, including, without limitation, reasonable attorneys' fees and expenses.

     (g) If any dividends on Series A Preferred Stock are in arrears, no purchase or redemption shall be made of any stock ranking junior to or on a parity with Series A Preferred Stock as to dividends or upon liquidation (other than a purchase or redemption made by issuance for delivery of such junior stock); provided, however, that any monies theretofore deposited in any sinking fund with respect to any Preferred Stock of the Corporation in compliance with the provisions of such sinking fund thereafter may be applied to the purchase or redemption of such Preferred Stock in accordance with the terms of such sinking fund regardless of whether at the time of such application full cumulative dividends upon shares of Series A Preferred Stock outstanding to the end of the last completed dividend period shall have been paid or declared and set aside for payment; and provided, further, however, that the foregoing shall not prevent the purchase of shares of Preferred Stock ranking on a parity with Series A Preferred Stock as to dividends and upon liquidation, dissolution or winding up pursuant to a purchase or exchange offer made on the same terms to the holders of all the outstanding Preferred Stock so ranking on a parity with Series A Preferred Stock, including the holders of the Series A Preferred Stock, as to dividends and upon liquidation, dissolution of winding up.

6. Liquidation Rights.

     (a) In the event of the liquidation, dissolution or winding up of the Corporation, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation an amount per share equal to one and no/100 dollars ($1.00) per share, plus a sum equal to all unpaid accrued dividends on the Series A Preferred Stock before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series A Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series A Preferred Stock as to such payment or distribution.

     (b) After payment of the preference set forth in Paragraph 6(a)(i) of this Statement of Designation, the holders of the Series A Preferred Stock shall have no right to any further payment with respect to their shares of Series A Preferred Stock.

     (c) The sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation shall be deemed a voluntary dissolution, liquidation or winding up of the Corporation for purposes of this Paragraph 6. The merger of another corporation into the Corporation, where the Corporation is the surviving corporation shall not be deemed a voluntary dissolution, liquidation or winding up. The merger or consolidation of the Corporation into any other corporation shall be deemed to be a dissolution, liquidation or winding up, voluntary or involuntary, for the purposes of this Paragraph 6 unless such merger or consolidation shall have been approved by the holders of a majority of the then outstanding shares of Series A Preferred Stock.

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


     (d)ab In the event the assets of the Corporation available for distribution to the holders of shares of Series A Preferred Stock upon dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 6(a) of this Statement of Designation, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series A Preferred Stock upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series A Preferred Stock, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

     (e)ab Upon the dissolution, liquidation or winding up of the Corporation, the holders of shares of Series A Preferred Stock then outstanding shall be entitled to be paid out of the assets of the Corporation available for distribution to its stockholders all amounts to which such holders are entitled pursuant to Paragraph 6(a)(i) of this Statement of Designation before any payment shall be made to the holders of any class of capital stock of the Corporation ranking junior upon liquidation to Series A Preferred Stock.

7. Notice. Each notice or other communication pursuant to this Statement of Designation shall be in writing signed by the party giving such notice, and delivered personally or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, to the Corporation at its executive offices, presently c/o Benchmark Equity Group, Inc., 700 Gemini, Houston, TX 77058, Attention: Chief Executive Officer, or to such other address or person as the Corporation may advise the holders of the Series A Preferred Stock by like notice, or to any holder at his address set forth on the Corporation's records. Notices shall be deemed to have been received on the date of personal delivery or, if sent by certified or registered mail, return receipt requested, shall be deemed to be delivered on the fifth (5th) business day after the date of mailing, except that notice of change in the person or address shall be effective on actual receipt.

8. Rank of Series. For purposes of this Statement of Designation, any stock of any series or class of the Corporation shall be deemed to rank:

     (a)ab prior to the shares of Series A Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Series A Preferred Stock;

     (b)ab on a parity with shares of Series A Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of Series A Preferred Stock, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of Series A Preferred Stock;

TRANS GLOBAL SERVICES, INC.
EXHIBIT 10.12


     (c)ab junior to shares of Series A Preferred Stock as to dividends or upon liquidation, dissolution or winding up, as the case may be, if such class shall be Common Stock or if the holders of shares of Series A Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes.

9. Transfer Agent and Registrar. The Corporation may appoint a transfer agent and registrar for the issuance, transfer and conversion of the Series A Preferred Stock and for the payment of dividends to the holders of the Series A Preferred Stock.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE

                                           Years ended December 31,
                                         1998           1997              1996

Average shares outstanding          3,819,716      3,819,574         2,530,495

Dilutive effect of stock
 options and warrants computed
 by use of treasury stock
 method                                11,500         69,415                 0

Computation of Earnings Per
 Share=Net Income/Average
 common and common share
 equivalent shares                    805,261      1,022,881          (681,252)
outstanding                         3,831,216      3,888.989         2,530,495
                                    ---------      ---------         ---------
Earnings Per Share                       0.21           0.26             (0.27)


