Form 10-K/A
period 1998-12-31
TRANS GLOBAL SERVICES INC
filed 1999-04-27
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                          ___________________

                              FORM 10-K/A
                            Amendment No. 1

                  For the Year Ended December 31, 1998

                       Commission File No. 0-23382


                       TRANS GLOBAL SERVICES, INC.

       (Exact name of registrant as specified in its charter)


 Delaware                                                62-1544008
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                       identification no.)

1393 Veterans Memorial Highway
Hauppauge, New York                                             11788
(Address of principal executive offices)                     (Zip Code)

   Registrant's telephone number, including area code: (516) 724-0006

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant*s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Purpose of Amendment: To include Part III.

                                  Part III

Item 10. Directors and Executive Officers of the Registrant

Our directors and executive officers are as follows:

Name                    Age    Position
Joseph G. Sicinski      67     President, chief executive officer and director
Edward D. Bright1       67     Chairman of the board and director
Glen R. Charles         45     Chief financial officer, treasurer and secretary
Frank Vincenti          46     Vice President
Donald Chaifetz         66     Director
James L. Conway1        50     Director
Seymour Richter1        62     Director

1        Member of the audit and compensation committees.

Mr. Joseph G. Sicinski has been our president and a director and president and a director of our predecessor since September 1992 and our chief executive officer since April 1998. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services. Mr. Sicinski is also a director of Netsmart Technologies, Inc., a publicly-held company that markets medical information systems. Consolidated Technology Group Ltd., our largest stockholder, is the largest stockholder of Netsmart.

Mr. Edward D. Bright has been our chairman of the board and a director since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Consolidated Technology and chairman and a director of Netsmart. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio-Medics Corp., a subsidiary of Netsmart which was acquired in June 1994. From June 1994 until January 1996, he was Netsmart's chief executive officer. For more than two years prior thereto, he was a senior executive officer of Creative Socio-Medics and its former parent.

Mr. Glen R. Charles has been our chief financial officer and treasurer and chief financial officer and treasurer of our predecessor since November 1994 and our secretary since April 1998. From 1992 to November 1994, he was engaged in the private practice of accounting.

Mr. Frank Vincenti has been our vice president since June 1998. From 1997 until May 1998, he was regional vice president for Actuim, Inc., an information technology company. For eleven years prior thereto he was vice president of CDI Corporation, technical temporary staffing and information technology company.

Mr. Donald Chaifetz has been a director since April 1998. Mr. Chaifetz is a principal of Maldon Co., Inc., an importing company. Mr. Chaifetz has been in the importing business for more than the past five years. He is also a director of Consolidated Technology.

Mr. James L. Conway has been a director since June 1998. He is president and a director of Netsmart, positions he has held since January 1996. He has been Netsmart's chief executive officer since April 1998. From 1993 until April 1998, he was president of S-Tech, a manufacturer of specialty vending equipment for postal, telecommunication and other industries, which, until April 1998, was a wholly-owned subsidiary of Consolidated Technology. From 1997 until April 1998, Mr. Conway was also president of other subsidiaries of Consolidated Technologies engaged in manufacturing.

Mr. Seymour Richter has been a director since April 1998. Since April 1999, Mr. Richter has been a consultant to Consolidated Technology. From April 1998 until April 1999, he was president, acting chief executive officer and a director of Consolidated Technology. From July 1995 until April 1998, Mr. Richter was employed by Patterson Travis Operating Account, Inc., a private company that makes investments for its own account. For more than five years prior thereto, he was the chief executive officer of Touch Base Ltd., an independent selling organization in the apparel industry. Mr. Richter is also a director Netsmart.

The Board of Directors created audit and compensation committees, both of which consists of Messrs. Bright, Conway and Richter, each of whom is a non-employee director. The audit committee has the authority to approve our audited financial statements, to meet with the Company's independent auditors, to review with the auditors and with management any management letter issued by the auditors and to generally exercise the power normally accorded an audit committee of a public corporation. In addition, any transactions between us or our subsidiaries, on the one hand, and any officer, director or principal stockholder or any affiliate of any officer, director or principal stockholder, on the other hand, requires the prior approval of the audit committee.

The compensation committee serves as the stock option committee pursuant to our stock option plans. In addition, it reviews and approves any changes in compensation for our executive officers.

Directors are elected for a term of one year.

None of the Companys officers and directors are related.

The Company's certificate of incorporation includes certain provisions, permitted under Delaware law, which provide that a director of the Company shall not be personally liable to the Company or its stockholders for monetary damages for breach of fiduciary duty as a director except for liability (i) for any breach of the director's duty of loyalty to the Company or its stockholders,
(ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) for any transaction from which the director derived an improper personal benefit, or (iv) for certain conduct prohibited by law. The Certificate of Incorporation also contains broad indemnification provisions. These provisions do not affect the liability of any director under Federal or applicable state securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

During  1998,  Consolidated  and SIS  Capital  did not file Form 5  pursuant  to
Section 16(a) of the Securities Exchange Act of 1934 with respect to their ownership of certain securities, and Messrs. Edward D. Bright, Donald Chaifetz and Seymour Richter filed their Form 3, which was due in April 1998, in June 1998.

Item 11.  Executive Compensation

Set forth below is information with respect to compensation paid or accrued by the Company for 1998, 1997 and 1996 to its chief executive officer, the only officer whose salary and bonus for 1998 exceeded $100,000.

                                SUMMARY COMPENSATION TABLE

                                         Annual              Long-Term
                                      Compensation           Compensation
                                                             (Awards)
                                                             Options, SARs
Name and Principal Position    Year  Salary    Bonus         (Number)

Joseph G. Sicinski CEO (from
April 1998) and president      1998  $267,173  $48,800         60,000
                               1997   243,000   96,000         90,000
                               1996   195,500       --        199,999

Lewis S. Schiller, CEO1
(prior to April 1998)          1998        --       --             --
                               1997        --       --         25,000
                               1996        --       --         92,499

1 Mr. Schiller resigned as an officer and director in April 1998. Mr. Schiller has received no compensation from us. During 1998, Consolidated Technology reported that Mr. Schiller's compensation for 1998 included salary of $138,000 and other annual compensation of $3.5 million, which represented $1.2 million paid to him and his designated family members for his ownership in one of Consolidated Technology's subsidiaries which was sold in 1998, $1.9 million for the purchase of his contract rights by the Company and $350,000 for other payments due pursuant to a settlement agreement with Mr. Schiller. In 1997, Consolidated Technology paid Mr. Schiller $616,000 in salary and $358,000 in other annual compensation, which represented commissions paid to him on Consolidated Technology's investment activities. In 1996, Consolidated paid Mr. Schiller salary of $286,000.

In October 1997, Mr. Joseph G. Sicinski entered into a five-year employment agreement with the Company pursuant to which he received annual compensation of $260,000, subject to an annual cost of living increase. In addition, he is entitled to a bonus of 5% of the Company's income before taxes, all non-cash adjustments and all payments to Consolidated, provided, that such bonus shall not exceed 200% of his annual salary. The Company also provides Mr. Sicinski with an automobile which he may use for personal use.

The following table sets forth information concerning options granted during the year ended December 31, 1998 pursuant to our long-term incentive plans. No SARs were granted.

                  Option Grants in Year Ended December 31, 1998

                                                                  Potential
                             % of Total                          Realizable
                 Number of    Options Granted                     Value at
                 Shares       Granted to                          Assumed Annual
                 Underlying   Employees    Exercise               of Stock Price
                 Options      in Fiscal    Price Per  Expiration  Appreciation
Name             Granted      Year         Share       Date      5%($)   10%($)

Joseph G. Sicinski 60,000     27.9%        $1.251     6/2/03    $14,400  $41,400
Lewis S. Schiller      --       --            --          --         --       --

1 These options were granted on June 3, 1998 at an exercise price of $4.00, which was the fair market value on such date. On November 23, 1998, these options were repriced at $1.25 per share, which was the fair market value on such date.

On November 23, 1998, the compensation committee approved the repricing of the stock options to purchase 215,000 shares of common stock held by employees, including options held by Mr. Sicinski. The grant of the new option and cancellation of the old option were based on our projected profitable operations for 1998, notwithstanding the decline in the stock price. Set forth below is information concerning the repricing of options during the period that.


                                   Option Repricing Table

                                      Number of
                                      Securities      Market Price of
                                      Underlying      Stock at Time     Exercise Price
                                      Options         of Repricing or   at Time of       New Exercise   Length of Original Term
Name                      Date        Repriced or     Amendment         Repricing or     Price          Remaining at Date of
                                      Amended                           Amendment                       Repricing or Amendment

Joseph G. Sicinski        11/23/98     60,000          $1.25            $ 4.00            $1.25         Four years, seven months
------------------------- ----------- --------------- ----------------- ---------------- -------------- ----------------------------
Joseph G. Sicinski         3/18/96     41,666           6.75             12.75             6.75         Five years, five months
------------------------- ----------- --------------- ----------------- ---------------- -------------- ----------------------------

The following table sets forth information concerning the exercise of options and warrants during the year ended December 31, 1998 and the year-end value of options held by our officers named in the Summary Compensation Table. No stock appreciation rights ("SARs") have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                                 Number of
                                                 Securities       Value of
                                                 Underlying       Unexercised
                                                 Unexercised      In-the-Money
                                           Options1 at Fiscal  Options at Fiscal
                                                 Year End         Year End2

                 Shares Acquired   Value        Exercisable/      Exercisable/
Name             Upon Exercise     Realized     Unexercisable     Unexercisable

Joseph G. Sicinski     --              --      358,664/76,669    $30,000/--
Lewis S. Schiller      --              --      158,333/--3           --


1 The number of shares of common stock subject to options includes shares of common stock issuable upon exercise of warrants. For purposes of this table, options which became exercisable on January 1, 1999 are treated as exercisable on December 31, 1999.

2 The determination of "in the money" options at December 31, 1998, is based on the closing price of the common Stock on the Nasdaq SmallCap Market on December 31, 1998, which was $1.75.

3 Does not include warrants held by DLB, Inc., which is owned by Mr. Schiller's wife. Mr. Schiller disclaims beneficial ownership in DLB or in any securities owned by DLB. Warrants held by Mr. Schiller include warrants issued to him by us and warrants transferred to him by SIS Capital.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Set forth below is information as of April 26, 1999, as to each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock, each director, each officer named in the Summary Compensation Table and all officers and directors as a group.
                                                         Percent of Outstanding
Name and Address1                             Shares     Common Stock
SIS Capital Corp.                          1,529,9942            40.1%
Consolidated Technology Group Ltd.
160 Broadway
New York, NY 10038

Joseph G. Sicinski                           633,6633            16.6%
1393 Veterans Memorial Highway
Hauppauge, New York 11788

Edward D. Bright                              20,000-4              *

James L. Conway                               12,000-5              *

Donald Chaifetz                               10,000-4              *

Seymour Richter                               10,000-4              *

All directors and officers as a group
(seven individuals)                          762,329-6            20%

*        Less than 1%.

1 Unless otherwise indicated, each person has the sole voting and sole investment power and direct beneficial ownership of the shares. Each person is deemed to beneficially own shares of common stock issuable upon exercise of options or warrants which are exercisable on or within 60 days after the date as of which the information is provided.

2 Represents shares of common stock owned by SIS Capital, a wholly-owned subsidiary of Consolidated Technology. In February 1999, SIS Capital transferred to escrow 1,150,000 shares of our common stock, which are to be delivered to us in May 1999 unless Consolidated Technology elects to make certain payment to us as described under "Item 13. Certain Relationships and Related Transactions."

3 Includes 358,664 shares of common stock issuable upon exercise of outstanding warrants and options held by Mr. Sicinski.


4 Represents shares of common stock issuable upon exercise of outstanding options held by each of such persons.

5 Includes 10,000 shares of common stock issuable upon exercise of outstanding options held by Mr. Conway.

6 Footnotes 3, 4 and 5 are incorporated by reference. The number includes 76,666 shares of common stock issuable upon exercise of outstanding options held by two other officers.

Item 13. Certain Relationships and Related Transactions

On February 25, 1999, we entered into an agreement with Consolidated Technology Group Ltd. and its wholly-owned subsidiary, SIS Capital Corp., pursuant to which SIS Capital is to transfer to us 1,150,000 shares of the our common stock which are owned by SIS Capital in satisfaction of (i) Consolidated's Technology's obligations to pay the redemption price of $2,100,000 payable with respect to the Consolidated Series G 2% Cumulative Redeemable Preferred Stock owned by us together with accrued dividends of approximately $140,000 and (ii) Consolidated Technology's obligations to pay us $325,952 in respect of advances made by us to certain of Consolidated Technology's subsidiaries. The agreement, as amended, also gives Consolidated Technology the right to retain the 1,150,000 shares if Consolidated Technology pays the redemption price of $2,100,000 together with the accrued dividends and the $325,952 due to us from Consolidated Technology by April 30, 1999. The 1,150,000 shares are being held in escrow pending the election by Consolidated Technology to make such payment.

SIS Capital is presently our largest stockholder, owning 1,529,994 shares of common stock, which represents approximately 40.1% of our common stock. If the 1,150,000 shares of common stock are transferred, SIS Capital will own 379,994 shares, or approximately 14.2% of our common stock. Consolidated Technology will have certain registration rights with respect to these shares.

We had a management services agreement with Consolidated Technology pursuant to which we paid Consolidated Technology a monthly fee of $10,000 per month prior to February 1998 and $15,000 per month thereafter. This agreement was terminated in April 1998. During 1998, we paid Consolidated Technology $55,000 pursuant to this agreement.

In connection with the April 1998 resignations of Mr. Lewis S. Schiller as chief executive officer and a director, Mr. E. Gerald Kay as a director and Ms. Grazyna Wnuk as secretary, we exchanged general releases with such persons.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 TRANS GLOBAL SERVICES, INC.


Dated: April 27, 1999                    By
                                          Joseph G. Sicinski, President and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signature                       Title                            Date

/s/*                         President, Chief Executive
Joseph G. Sicinski           Officer and Director (Principal
                             Executive Officer)

/s/*                         Chief Financial Officer
Glen R. Charles              (Principal Financial and
                              Accounting Officer)

/s/*                         Director                         By*
Edward D. Bright                                              Joseph G.Sicinski
                                                              Attorney-in-Fact
                                                              April 27, 1999


/s/*                         Director
James L. Conway


/s/*                         Director
Donald Chaifetz


/s/*                         Director
Seymour Richter