Form 10-Q
period 1999-03-31
TRANS GLOBAL SERVICES INC
filed 1999-05-13
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1999         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of May 1,1999: 2,669,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Balance Sheets as of March 31, 1999 and December 31, 1998.                 3-4

Consolidated Statements of Operations-
Three Months Ended March 31, 1999 and March 31, 1998.                      5

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 1999 and March 31, 1998.                      6-7


Notes to Consolidated Financial Statements                                 8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               9-11

Part 11  Other Information


Item 6.  Reports on Form 8-K                                               11

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               March 31          December 31,
                                                 1999                 1998
                                              (Unaudited)
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    450,922        $   234,917
  Accounts Receivable- Net of allowance         3,577,542          3,922,843
   for doubtful accounts of $62,500
  Loans Receivable-Officer                          5,000              5,000
  Tax Refund Receivable                           323,451                -0-
  Deferred Tax Asset -Current Portion             144,000            144,000
  Deferred Loan Costs                              66,816             82,266
  Prepaid Expenses and Other Current Assets       163,189            214,323
                                                ---------          ---------
Total Current Assets                            4,730,920          4,603,349
                                                ---------          ---------
  Property and Equipment-Net                      178,316            171,123
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,582,462          1,615,035
  Customer Lists                                2,332,369          2,388,607
  Goodwill, Net                                   714,824            726,968
  Deferred Acquisition Costs                      276,660            235,560
  Deferred Tax Asset-Non Current                  578,000            578,000
  Other Assets                                     41,028             41,407
  Investment in Preferred Stock of Affiliate    2,240,730          2,237,230
                                                ---------          ---------
             Total  Other Assets                7,766,073          7,822,807
                                                ---------          ---------
             Total Assets                    $ 12,675,309      $  12,597,279
                                               ==========         ==========



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                 March 31,        December 31,
                                                   1999                1998
                                                (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses           $   181,070       $   314,625
  Accrued Income Taxes Payable                         13,496            13,496
  Accrued Payroll and Related Taxes and Expenses    1,706,502           528,574
  Loans Payable, Asset-based lender                 1,862,955         2,647,244
  Note Payable- Other                                  84,269           126,767

             Total Current Liabilities              3,848,292         3,630,706

Commitments and contingencies [4]                          --                --
                                               --------------    --------------

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized, Issued and Outstanding
       3,819,716                                       38,197            38,197

    Capital in Excess of Par Value                 12,887,851        12,887,851

    Accumulated Deficit                            (4,099,031)       (3,959,475)
                                                   ----------        ----------

    Total Stockholders' Equity                      8,827,017         8,966,573

    Total Liabilities and Stockholders' Equity   $ 12,675,309      $ 12,597,279
                                                   ==========        ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       1999           1998

Revenue                                           $ 11,218,307   $18,488,508

Cost of Services Provided                           10,492,497    17,024,711
                                                    ----------     ----------
Gross Profit                                           725,810     1,463,797

Selling, General and Administrative                    763,750     1,272,176
Related Party Administrative Expenses                      -0-        40,000
Amortization of Intangibles                             68,382        68,387
                                                     ---------      ---------
Total Operating Expenses                               832,132     1,380,563

Operating (Loss)Profit                                (106,322)       83,234

Other Income (Expenses):
  Interest Expense                                    ( 65,711)     (183,329)
  Related Party-Interest Income                         30,417        32,500
  Other Income (Expenses)                                2,061      ( 16,940)
                                                      --------       --------
Total Other Expenses- Net                            (  33,233)     (167,769)
                                                     ---------      ---------

Net Loss                                         $   ( 139,555)   $ ( 84,535)
                                                   ===========    ===========

Basic Loss Per Share:
  Net Loss                                       $   (     .04)   $ (    .02)
                                                      --------       --------

  Weighted Average Number of Shares                  3,819,716     3,819,716

Diluted Loss Per Share:
  Incremental Shares from Assumed Conversion
   of Options and Warrants                               2,662        65,461
                                                     --------       ---------

  Weighted Average Number of Shares
  Assuming Dilution                                  3,822,378     3,885,177

Diluted Loss Per Share:
  Net Loss                                        $    (   .04)   $  (   .02)




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,
                                                     1 9 9 9           1 9 9 8

Operating Activities:
Net Income (Loss)                                  $ ( 139,555)     $ (  84,535)
Adjustments to Reconcile Net Income (Loss)
 to Net Cash Provided By (Used in)
 Operations:
  Depreciation and Amortization                        100,552           86,358
  Charges from Option Exercise                             -0-           40,650
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Accounts Receivable-Net                             345,301         (932,514)
   Tax Refund Receivable                              (323,451)             -0-
   Prepaid Expenses and Other
    Current Assets                                      51,134         (  8,842)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                          (133,555)        ( 65,428)
  Accrued Payroll and Related
    Taxes and Expenses                               1,177,928        1,206,455
  Accrued Income Taxes Payable                             -0-         ( 76,537)
  Accrued Voluntary Settlement Agreement                   -0-         ( 50,000)
                                                     ---------        ---------
Total Adjustments                                    1,217,909          200,322
                                                     ---------         --------

Net Cash -  Operating Activities                     1,078,354          115,787
                                                     ---------        ---------
Forward




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,

                                                      1999            1998
Net Cash -
 Operating Activities Forwarded                    $ 1,078,354     $  115,787

Investing Activities:
 Capital Expenditures                                (  23,914)     (  14,669)
 Deferred Acquisition Costs                          (  41,100)           -0-
 Repayments from Affiliates                             32,573            -0-
 Interest on Advances to Affiliates                        -0-      (  23,344)
 Other, net                                                379          2,604
Investment in Preferred Stock
   of Affiliate                                      (   3,500)           -0-
                                                      ---------      --------
Net Cash -  Investing Activities                     (  35,562)     (  35,409)

Financing Activities:
 Net Payments to
  Asset-Based Lender                                 ( 784,289)     (  26,975)
  Repayment of Note Payable                           ( 42,498)           -0-
                                                      --------       ---------

Net Cash - Used in Financing Activities              ( 826,787)      ( 26,975)
Net Increase in Cash and
 Cash Equivalents                                      216,005         53,403
Cash and Cash Equivalents
  - Beginning of Year                                  234,917        328,484
Cash and Cash Equivalents
  - March 31                                     $     450,922     $  381,887
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $      65,711     $  183,329
   Income Taxes                                  $         -0-     $   76,357



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
(1) Basis of Presentation

Trans Global Services, Inc. ("the Company or Trans Global"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc., formerly known as ARC Acquisition Group, Inc.["Holdings"] and Resource Management International,Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace and aircraft industry.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations for the three months ended March 31, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


[3]  Subsequent Events

Pursuant to the previously reported February 25, 1999 agreement between Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of Consolidated, and the Company, on May 3, 1999, Consolidated, through SISC, transferred 1,150,000 shares of the Company's common stock to the Company in consideration of the cancellation of shares of
Consolidated's Series G 2% Cumulative Redeemable Preferred Stock owned by the Company, including accrued dividends, and certain other obligations due to Trans Global. The transfer of the 1,150,000 shares to the Company reduced Consolidated's holdings in the Company to 379,994 shares, or approximately 14.2% of its outstanding common stock. Prior to the transfer, Consolidated owned 40.1% of the Company's outstanding common stock. The effect of this transaction is the elimination of the investment in preferred stock of affiliate and the reduction of the amount due from affiliates by $325,952, and a reduction of approximately $2.5 million in stockholders' equity.


On May 3, 1999, the Company received the resignation of Mr. Donald Chaifetz as a director. On May 7, 1999 Mr. Glen R. Charles was elected as a director of the Company. Mr. Charles has been the Chief Financial Officer of the Company since May 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Three Months Ended March 31, 1999 and 1998


Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business is dependent upon its ability to generate sufficient revenue to enable it to cover its fixed costs and other operating expenses and to reduce its variable costs. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1999, Social Security taxes are payable on the first $72,600 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

The Company's revenue is, derived principally from the aircraft and aerospace industry. During the three month period ended March 31, 1999 (the "March 1999 Quarter")revenue was $11.2 million, a 39% decrease from the revenue earned in the three month period ended March 31, 1998 (the "March 1998 Quarter"), which was $18.5 million. The decrease in revenue can be attributed to the slowdown in the aerospace industry, including the effects of reduced orders particularly resulting from the unstable international economic conditions which have affected that industry. These trends will impact the second quarter. During the March 1999 and March 1998 Quarters approximately 67% and 81% respectively, of revenue was generated from its five largest customers, which were the same both quarters.

The Company's gross margins for the quarters ended March 31, 1999 and March 31, 1998 Quarters were 6.5% and 7.9% respectively. The reduced gross margin during the current year is attributed to the reduction in business with some of the Company's higher margin clients as well as a slight increase in the unemployment experience ratings for the Company.

Selling, general and administrative expenses exclusive of related party expenses, decreased by 40% in the March 1999 Quarter to $764,000 from $1.3 million for the March 1998 Quarter. Approximately $323,000, or 64% of the decrease results from the Company's successful efforts in collecting contested tax penalties which were paid in previous years to the IRS. There were no related party expenses for the March 1999 Quarter compared to $40,000 during the March 1998 Quarter due to the termination of the Company's management services agreement with Consolidated Technology Group Ltd., effective April 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Interest expense during the three month period ended March 31, 1999 decreased by 64% compared to the three months ended March 31, 1998. This decrease is primarily attributable to the lower financing rates payable through the Company's credit facility with Citizens Credit and to a lesser extent by the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

As a result of the foregoing, the Company incurred a loss of approximately $140,000, or $.04 per share, for the March 1999 Quarter, compared to a loss of $85,000, or $.02 per share, for the March 31, 1998 Quarter.

Liquidity and Capital Resources

As of March 31, 1999, the Company had working capital of approximately $883,000 a decrease of $90,000 compared to the working capital available at December 31, 1998. The most significant current asset at March 31, 1999 was the Company's accounts receivables, which was $3.6 million. These receivables were offset by payroll and related expenses of $1.7 million and $1.9 million due to its asset-based lender. The payroll and related taxes and expenses relate primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of April 1999.

Pursuant to the previously reported February 25, 1999 agreement between Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of Consolidated, and the Company, on May 3, 1999, Consolidated, through SISC, transferred 1,150,000 shares of the Company's common stock to the Company in consideration of the cancellation of shares of Consolidated's Series G 2% Cumulative Redeemable Preferred Stock owned by the Company, including accrued dividends, and certain other obligations due to Trans Global.

The Company has relied primarily on its cash flow from operations and financing from its asset-based lender to fund its operations. However, the Company must still improve its working capital to provide certain benefits to employees. The Company does not have any agreements with any other funding sources and its business may be impaired if it does not maintain adequate financing.


Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "Year 2000 Issue". A significant portion of the Company's critical computer software, particularly the software relating to payroll, billing and other employee records, is presently Year 2000 compliant. The Company is in the process of addressing other software utilized by the Company to assure Year 2000 Compliance. Although the Company believes that it will not incur significant expense to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 issue or that the failure to adequately address the Year 2000 issue will not have a material effect upon the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations



Forward Looking Statements

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward- looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors", those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Form 10-K for the year ended December 31, 1998 , those described in Management's discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, and those described in any other filings by the Company with the Securities and Exchange Commisssion, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.





Item 6.  Reports on Form 8-K

         Item 5.  Other events - February 25, 1999

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  May 13, 1999                          Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  May 13, 1999                          Glen R. Charles
                                            (Chief Financial Officer)