Form 10-Q
period 1999-06-30
TRANS GLOBAL SERVICES INC
filed 1999-08-13
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1999         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of August 1,1999: 2,669,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Balance Sheets as of June 30, 1999 and December 31, 1998.                3-4

Consolidated Statements of Operations-
Three Months Ended June 30, 1999 and June 30, 1998.                      5

Consolidated Statements of Cash Flows-
Three Months Ended June 30, 1999 and June 30, 1998.                      6-7

Consolidated Statement of Stockholders' Equity -
Six Months Ended June 30, 1999                                           8

Notes to Consolidated Financial Statements                               9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             10-13

Part 11  Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                June 30          December 31,
                                                 1999                 1998
                                              (Unaudited)
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    806,721        $   234,917
  Accounts Receivable- Net of allowance         3,066,555          3,922,843
   for doubtful accounts of $62,500
  Loans Receivable-Officer                          5,000              5,000
  Deferred Tax Asset -Current Portion             144,000            144,000
  Deferred Loan Costs                              51,366             82,266
  Prepaid Expenses and Other Current Assets        83,492            214,323
                                                ---------          ---------
Total Current Assets                            4,157,134          4,603,349
                                                ---------          ---------
  Property and Equipment-Net                      172,104            171,123
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,234,810          1,615,035
  Customer Lists                                2,276,131          2,388,607
  Goodwill, Net                                   702,680            726,968
  Deferred Acquisition Costs                      279,498            235,560
  Deferred Tax Asset-Non Current                  578,000            578,000
  Other Assets                                     36,963             41,407
  Investment in Preferred Stock of Affiliate          -0-          2,237,230
                                                ---------          ---------
             Total  Other Assets                5,108,082          7,822,807
                                                ---------          ---------
             Total Assets                    $  9,437,320      $  12,597,279
                                               ==========         ==========



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  June 30,        December 31,
                                                   1999                1998
                                                (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses           $   147,440       $   314,625
  Accrued Income Taxes Payable                         13,496            13,496
  Accrued Payroll and Related Taxes and Expenses    1,314,729           528,574
  Loans Payable, Asset-based lender                 2,094,920         2,647,244
  Note Payable- Other                                  41,768           126,767
                                                       ------           -------
             Total Current Liabilities              3,612,353         3,630,706

Commitments and contingencies [4]                          --                --
                                               --------------    --------------

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized, 3,819,716 shares Issued
      and Outstanding at December 31, 1998 and
      2,669,716 outstanding at June 30, 1999           38,197            38,197

    Capital in Excess of Par Value                 12,887,851        12,887,851

    Accumulated Deficit                            (4,534,399)       (3,959,475)
                                                   ----------        ----------
                                                    8,391,649         8,966,573
   Less Treasury Stock, at cost
      1,150,000 shares -1999                       (2,566,682)              -0-
                                                   ----------          --------
   Total Stockholders' Equity                       5,824,967         8,966,573

    Total Liabilities and Stockholders' Equity   $  9,437,320      $ 12,597,279
                                                   ==========        ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------

                              Three Months Ended             Six Months Ended
                                   June 30,                       June 30
                               1999          1998           1999         1998

Revenues                 $  9,477,423  $ 18,682,293  $ 20,695,730 $37,170,801

Cost of Services Provided   8,719,853    17,050,515    19,212,350  34,075,226
                            ----------    ----------    ----------  ----------
Gross Profit                  757,570     1,631,778     1,483,380   3,095,575

Selling, General
 and Administrative         1,052,972     1,123,449     1,816,722   2,395,625
Related Party
 Administrative Expenses          -0-        45,000           -0-      85,000
Amortization of Intangibles    68,382        68,386       136,764     136,773
                             ---------     ---------     ---------   ---------
Total Operating Expenses    1,121,354     1,236,835     1,953,486   2,617,398

Operating (Loss)Profit       (363,784)      394,943      (470,106)    478,177

Other Income (Expenses):
  Interest Expense           ( 63,326)     (150,211)     (129,037)   (333,540)
  Interest Income              33,875        29,980        64,292      59,089
  Other (Expense)            ( 42,133)     ( 26,731)     ( 40,073)   ( 40,280)
                            ---------     ---------      ---------   ---------
Total Other Expenses- Net    ( 71,584)     (146,962)     (104,818)   (314,731)


Net (Loss)Income          $  (435,368)   $  247,981    $ (574,924)  $ 163,446

Basic (Loss) Income
 per Share Net (Loss) Income     (.14)          .07          (.17)        .04

Weighted Average Number of
 Shares of Common Stock     3,048,837     3,819,716      3,432,147   3,819,424
                            =========     =========      =========   =========

Diluted (Loss) Income Per Share:
 Incremental Shares from
 Assumed Conversion of
 Options and Warrants          66,653        16,239         46,760      44,308

Weighted Average Number of Shares
 Assuming Dilution          3,115,490     3,835,955      3,478,907   3,864,024

Diluted (Loss) Income Per Share:
 Net (Loss) Income               (.14)          .07           (.17)        .04

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                          Six Months Ended
                                                              June 30,
                                                     1 9 9 9           1 9 9 8

Operating Activities:
Net (Loss) Income                                  $ ( 574,923)     $   163,446
Adjustments to Reconcile Net(Loss)Income
 to Net Cash  Provided By (Used in) Operating
 Activities:
  Depreciation and Amortization                        202,490          174,075
  Charges from Option Exercise                             -0-           81,300

Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Receivables                                         856,288         (672,746)
   Loans Receivable - Officer                              -0-           42,500
   Prepaid Expenses and Other
    Current Assets                                     130,831         (181,254)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                          (167,185)        (310,990)
  Accrued Payroll and Related
    Taxes and Expenses                                 786,155          805,663
  Accrued Income Taxes Payable                             -0-         ( 76,537)
  Accrued Voluntary Settlement Agreement                   -0-         (150,000)
                                                     ---------        ---------
Total Adjustments                                    1,808,579         (287,809)
                                                     ---------         --------

Net Cash Provided by (Used In)Operating Activities   1,233,656         (124,363)
                                                     ---------        ---------





See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                         Six Months Ended
                                                              June 30,

                                                      1999            1998
Net Cash -
 Operating Activities Forwarded                    $ 1,233,656     $( 124,363)

Investing Activities:
 Capital Expenditures                                (  35,808)     (  43,074)
 Deferred Acquisition Costs                          (  43,938)           -0-
 Repayments from Affiliates                             54,273        122,822
 Interest on Advances to Affiliates                        -0-      (  47,565)
 Other, net                                              4,444          2,688
                                                      ---------      --------
Net Cash -  Investing Activities                     (  21,029)        34,871

Financing Activities:
 Net Payments to
  Asset-Based Lender                                (  552,324)        87,411
  Repayment of Note Payable                         (   84,999)           -0-
                                                      --------       ---------
Net Cash -  Financing Activities                    (  637,323)        87,411
Net Increase (Decrease) in Cash and
 Cash Equivalents                                      571,804         (2,081)
Cash and Cash Equivalents
  - Beginning of Year                                  234,917        328,484
Cash and Cash Equivalents
  - June 30                                      $     806,721     $  326,403
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $     129,037     $  333,540
   Income Taxes                                  $         -0-     $   76,357

Supplementary Disclosure of Non Cash investing and Financing Activities during the six months ended June 30, 1999.

On May 3, 1999, the Company acquired 1,150,000 shares of Common Stock in exchange for the investment in Preferred Stock of an Affiliate, which was held by the Company in the amount of $2,240,730, and a reduction in Due from Affiliates in the amount of $325,952.

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders Equity
For the Six Months Ended June 30, 1999
-----------------------------------------------------------------------------

                                                   Shares        Amounts
                                                  --------      --------

Common Stock $.01 Par Value Authorized
25,000,000 Shares
Balance December 31, 1998                          3,819,716    $     38,197
Purchase of treasury stock                        (1,150,000)      (  11,500)
                                                  ----------       ---------
Balance-June 30, 1999                              2,669,716          26,697

Capital in Excess of Par Value
Balance December 31, 1998                                         12,887,851
Balance-June 30, 1999                                             12,887,851

Accumulated (deficit)
Balance December 31, 1998                                         (3,959,475)
Net Loss                                                          (  574,924)
                                                                  ----------
Balance - June 30, 1999                                           (4,534,399)

Treasury Stock Balance December 31, 1998                 -0-             -0-
Treasury stock at cost                            (1,150,000)     (2,555,182)
                                                  ----------      ----------
Balance - June 30, 1999                           (1,150,000)     (2,555,182)

Total Stockholders' Equity
Balance December 31, 1998                                       $  8,966,573
Purchase of treasury stock                                        (2,566,682)
Net Loss                                                          (  574,924)
                                                                  -----------
Balance - June 30, 1999                                         $  5,824,967

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
(1) Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc., formerly known as ARC Acquisition Group, Inc.["Holdings"] and Resource Management International,Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace and aircraft industry.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of its operations for the three and six months ended June 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1998. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


[3] Investment in Preferred Stock of Affiliate

Pursuant to an agreement dated February 25, 1999 between Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of Consolidated, and the Company, on May 3, 1999, Consolidated, through SISC, transferred 1,150,000 shares of the Company's common stock to the Company in consideration of the cancellation of shares of Consolidated's Series G 2% Cumulative Redeemable Preferred Stock owned by the Company, including accrued dividends, and certain other obligations due to Trans Global. The transfer of the 1,150,000 shares to the Company reduced Consolidated's holdings in the Company to 379,994 shares, or approximately 14.2% of its outstanding common stock. Prior to the transfer, Consolidated owned 40.1% of the Company's outstanding common stock. The effect of this transaction is the elimination of the investment in preferred stock of affiliate and the reduction of the amount due from affiliates by $325,952, and a reduction of approximately $2.6 million in stockholders' equity.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Three Months Ended June 30, 1999 and 1998

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business is dependent upon its ability to generate sufficient revenue to enable it to cover its fixed costs and other operating expenses and to reduce its variable costs. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the Company's cost of services are greater during the first part of the year, when federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 1999, Social Security taxes are payable on the first $72,600 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since many of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

The Company's revenues, derived principally from the aircraft and aerospace industry, during the three month period ended June 30, 1999 totalled $9.5 million. This reflected a decrease of 49% from the revenue earned in the three month period ended June 30, 1998. The decrease is directly impacted by the slowdown in the aerospace industry and the resulting reduced orders. Companies in the aircraft and aerospace industry have significantly reduced their labor costs in general, including their use of contract labor. During the three month periods ended June 30, 1999 and 1998 approximately 62% and 79% of the Company's revenue was generated from its five largest customers, which were Lockheed Martin, Boeing Corp, Bell Helicopter Textron, Northrop Grumman Corp., and Gulfstream Aerospace. Additionally, during the 1999 period, the Company generated approximately 6.7 % of its revenue from CDI Corp., a major staffing supplier.

The Company's gross margins for the quarters ended June 30, 1999 and June 30, 1998 were 8.0 and 8.7% respectively. The reduced gross margin during the current year is attributed to the reduction in business with some of the Company's higher margin clients as well as a slight increase in the unemployment experience ratings for the Company which resulted in a higher level of unemployment taxes.

Selling, general and administrative expenses in the second quarter of 1999 decreased by 6.3% compared to the second quarter of 1998. There were no related party expenses for the period ended June 30, 1999 compared to $45,000 during the same period one year ago due to the termination of the Company's management services agreement with Consolidated Technology Group Ltd., now known as The Sagemark Companies Ltd.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Interest expense during the three month period ended June 30, 1999 decreased by 57.8% compared to the three months ended June 30, 1998. This decrease is primarily attributable to the lower financing rates payable through the Company's credit facility with Citizens Credit and to a lesser extent by the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

As a result of the foregoing, the Company incurred a loss of approximately $435,000 or $.14 per share, basic and diluted, for the three months ended June 30, 1999, compared to net income of $248,000 or $.07 per share, basic and diluted, for the three months ended June 30, 1998.

Six Months Ended June 30, 1999 and 1998

The Company had revenues of $ 20.7 million for the six months ended June 30, 1999 reflecting a 44.3% decrease from the revenues of $ 37.2 for the same period one year earlier. This decrease can be attributed to the turbulent market conditions that have caused the Company's largest clients primarily in the aircraft and aerospace industry to reduce their overall labor costs including their use of contract labor. The gross margin decreased from 8.3% in the six months ended June 30, 1998 to 7.2% for the six months ended June 30, 1999. A part of this decrease can be attributed to the loss of higher gross margin revenue from some of the Company's larger customers. During the six months ended June 30, 1999 the Company's five largest customers accounted for approximately 65% of the revenue generated by the Company compared to 78% for the same period in 1998. In addition, in 1999 the Company generated 6.4% from another customer, CDI Corp.

Selling, general and administrative expenses exclusive of related party expenses and amortization of intangibles have decreased by 24.2% during the six month period ended June 30, 1999 compared to the same period in 1998. Approximately 56% of that decrease is the result of the Company's successful efforts in collecting contested tax penalties which were paid in previous years to the IRS.

Interest expense during the current six month period decreased by approximately $205,000 or 61.3% compared to the six months ended June 30, 1998. This decrease is primarily attributable to the lower financing rates payable through the Company's credit facility with Citizens Credit and to a lesser extent by the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

The Company incurred a loss of approximately $575,000, or a $.17 per share loss, basic and diluted, for the six months ended June 30, 1999 compared to net income of $163,000 or $.04 per share, basic and diluted, for the six months ended June 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

As of June 30, 1999, the Company had working capital of approximately $545,000, a decrease of $427,000 compared to the working capital available at December 31, 1998. This decrease is the result of the Company's loss from operations for the six months ended June 30, 1999. The most significant current asset at June 30, 1999 was the Company's accounts receivable, which was $ 3.1 million. These receivables were offset by payroll and related expenses of $1.3 million and $
2.1 million due to Citizens Business Credit. The payroll and related taxes and expenses relate primarily to compensation of the Company's contract employees and related taxes, which were paid during the first week of July 1999.

Pursuant to the previously reported February 25, 1999 agreement between Consolidated Technology Group Ltd. ("Consolidated"), SIS Capital Corp. ("SISC"), a wholly-owned subsidiary of Consolidated, and the Company, on May 3, 1999 Consolidated, through SISC, transferred 1, 1 50,000 shares of the Company's common stock to the Company in consideration of the cancellation of shares of Consolidated's Series G 2% Cumulative Redeemable Preferred Stock owned by the Company, including accrued dividends, and certain other obligations due to Trans Global. The transfer of the 1, 1 50,000 shares to the Company reduced Consolidated's holdings in the Company to 379,994 shares, or approximately 14.2 % of its outstanding common stock. Prior to the transfer, Consolidated owned
40.1 % of the Company's outstanding common stock.

During 1998 and the first six months of 1999, the Company has relied primarily on its cash flow from operations and financing from its asset-based lender to fund its operations. However, the Company must still improve its working capital and stockholders' equity in order to increase its revenue from certain major clients and to attract clients requiring greater working capital.

The company relies on its ability to generate cash flows from operating activity and its borrowings to fund operations. The company does not have any agreements with any other funding sources and its business may be impaired if it does not maintain adequate financing.

Year 2000 Issue

Many existing computer programs use only two digits to identify a year in a date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. This issue is referred to as the "year 2000" Issue". A significant portion of the Company's critical computer software, particularly the software relating to payroll, billing and other employee records, is presently Year 2000 compliant. The Company is in the process of addressing other software utilized by the Company to assure Year 2000 compliance. Although the Company believes that it will not incur significant expense to become Year 2000 compliant, no assurance can be given that the Company will not incur significant cost in addressing the Year 2000 issue or that the failure to adequately addresss the Year 2000 issue will not have a material effect upon the Company.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Forward Looking Statements

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors", those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in the Company's Form 10-K for the year ended December 31, 1998, those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, and those described in any other filings by the Company with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Item 5.  Other Information

On May 3, 1999 Mr. Donald Chaifetz resigned as a director of the Company. On May 7, 1999 Mr. Glen R. Charles was elected as a director of the Company. Mr. Charles has been the Chief Financial Officer of the Company since May 1995.


Item 6.  Exhibits and Reports on From 8-K.

    (a)  Exhibits

    (b)  Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended June 30, 1999.


    EXHIBIT 11.1 - Computation of Earnings per Share

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  August 13, 1999                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  August 13, 1999                       Glen R. Charles
                                            (Chief Financial Officer)