Form 10-Q
period 1999-09-30
TRANS GLOBAL SERVICES INC
filed 1999-11-15
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1999         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of November 1,1999: 2,669,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                         Page No.
                                                                     ---------

Balance Sheets as of September 30, 1999 and December 31, 1998.          3-4

Consolidated Statements of Operations-
Three and Nine Months Ended September 30, 1999 and September 30, 1998.    5

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 1999 and September 30, 1998.            6-7

Consolidated Statement of Stockholders' Equity -
Nine Months Ended September 30, 1999                                       8

Notes to Consolidated Financial Statements                                9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          10-13

Part 11  Other Information

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                              September 30,        December 31,
                                                 1999                 1998
                                              (Unaudited)
Assets
  Current Assets:
  Cash and Cash Equivalents                  $    268,523        $   234,917
  Accounts Receivable- Net of allowance         3,023,201          3,922,843
   for doubtful accounts of $62,500
  Loans Receivable-Officer                            -0-              5,000
  Deferred Tax Asset -Current Portion             144,000            144,000
  Deferred Loan Costs                              35,916             82,266
  Prepaid Expenses and Other Current Assets        43,714            214,323
                                                ---------          ---------
Total Current Assets                            3,515,354          4,603,349
                                                ---------          ---------
  Property and Equipment-Net                      177,824            171,123
                                                ---------          ---------
Other Assets:
  Due from Affiliates                           1,206,328          1,615,035
  Customer Lists                                2,219,893          2,388,607
  Goodwill, Net                                   690,536            726,968
  Deferred Acquisition Costs                      281,464            235,560
  Deferred Tax Asset-Non Current                  578,000            578,000
  Other Assets                                     47,366             41,407
  Investment in Preferred Stock of Affiliate          -0-          2,237,230
                                                ---------          ---------
             Total  Other Assets                5,023,587          7,822,807
                                                ---------          ---------
             Total Assets                    $  8,716,765      $  12,597,279
                                               ==========         ==========



See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               September 30,        December 31,
                                                   1999                1998
                                                (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses           $   186,019       $   314,625
  Accrued Income Taxes Payable                            -0-            13,496
  Accrued Payroll and Related Taxes and Expenses    1,172,623           528,574
  Loans Payable, Asset-based lender                 1,947,673         2,647,244
  Note Payable- Other                                     -0-           126,767
                                                       ------           -------
             Total Current Liabilities              3,306,315         3,630,706

Commitments and contingencies [4]                          --                --
                                               --------------    --------------

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares authorized, 3,819,716 shares issued
      and outstanding at December 31, 1998 and
      3,819,716 shares issued and 2,669,716
      outstanding at September 30, 1999                38,197            38,197

    Capital in Excess of Par Value                 12,887,851        12,887,851

    Accumulated Deficit                            (4,948,916)       (3,959,475)
                                                   ----------        ----------
                                                    7,977,132         8,966,573
   Less Treasury Stock, at cost
      1,150,000 shares -1999                       (2,566,682)              -0-
                                                   ----------          --------
   Total Stockholders' Equity                       5,410,450         8,966,573

    Total Liabilities and Stockholders' Equity   $  8,716,765      $ 12,597,279
                                                   ==========        ==========
See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Unaudited)
-----------------------------------------------------------------------------

                              Three Months Ended             Nine Months Ended
                                 September 30,                 September 30,
                               1999          1998           1999         1998

Revenues                 $  8,353,145  $ 16,343,568  $ 29,048,875 $53,514,369

Cost of Services Provided   7,612,824    14,722,419    26,825,174  48,797,645
                            ----------    ----------    ----------  ----------
Gross Profit                  740,321     1,621,149     2,223,701   4,716,724

Selling, General
 and Administrative         1,021,330     1,287,593     2,838,052   3,683,218
Related Party
 Administrative Expenses          -0-        45,000           -0-     130,000
Amortization of Intangibles    68,382        68,382       205,146     205,155
                             ---------     ---------     ---------   ---------
Total Operating Expenses    1,089,712     1,400,975     3,043,198   4,018,373

Operating (Loss)Profit       (349,391)      220,174      (819,497)    698,351

Other Income (Expenses):
  Interest Expense           ( 72,660)     ( 98,531)     (201,697)   (432,071)
  Interest Income              30,042        38,411        94,334      97,500
  Other (Expense)            ( 22,508)     ( 17,741)     ( 62,581)   ( 58,021)
                            ---------     ---------      ---------   ---------
Total Other Expenses- Net    ( 65,126)     ( 77,861)     (169,944)   (392,592)


(Loss)Income before income
  taxes                   $  (414,517)   $  142,313     $(989,441)  $ 305,759
Income taxes                      -0-        30,737           -0-      30,737
                              -------       -------       -------     -------
Net Income                   (414,517)      111,576      (989,441)    275,022
                             ========      ========      =========    =======
Basic (Loss) Income
 per Share                      (.16)          .03           (.31)        .07

Weighted Average Number of
 Shares of Common Stock     2,669,716     3,819,716      3,175,211   3,819,716
                            =========     =========      =========   =========

Diluted (Loss) Income Per Share:
 Incremental Shares from
 Assumed Conversion of
 Options and Warrants          41,391        9,333         66,045      30,000

Weighted Average Number of Shares
 Assuming Dilution          2,711,107    3,829,049      3,241,256   3,849,716

Diluted (Loss) Income Per Share:
 Net (Loss) Income               (.15)         .03          (.31)         .07

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                         Nine Months Ended
                                                           September 30,
                                                     1 9 9 9           1 9 9 8

Operating Activities:
Net (Loss) Income                                  $ ( 989,441)     $  275,022
Adjustments to Reconcile Net(Loss)Income
 to Net Cash  Provided By Operating
 Activities:
  Depreciation and Amortization                        305,846         258,004
  Charges from Option Exercise                             -0-         121,950

Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Receivables                                         899,642        (434,888)
   Loans Receivable - Officer                            5,000          42,500
   Prepaid Expenses and Other
    Current Assets                                     170,609        ( 93,905)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                          (128,606)       (391,843)
  Accrued Payroll and Related
    Taxes and Expenses                                 644,049         627,204
  Accrued Income Taxes Payable                         (13,496)       ( 62,861)
  Accrued Voluntary Settlement Agreement                   -0-        (150,000)
                                                     ---------        ---------
Total Adjustments                                    1,883,044        ( 83,839)
                                                     ---------         --------

Net Cash Provided by Operating Activities              893,603         191,183
                                                     ---------        ---------





See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Nine Months Ended
                                                          September 30,

                                                      1999            1998
Net Cash -
 Operating Activities Forwarded                    $   893,603     $  191,183

Investing Activities:
 Capital Expenditures                                (  61,051)     (  56,925)
 Deferred Acquisition Costs                          (  45,904)     (  22,500)
 Repayments from Affiliates                             82,755         99,694
 Other, net                                          (   5,959)         3,078
 Investment in Preferred Stock of Affiliate          (   3,500)           -0-
                                                      ---------      --------
Net Cash -  Investing Activities                     (  33,659)        23,347

Financing Activities:
 Net Payments to
  Asset-Based Lender                                (  699,571)     ( 315,449)
  Repayment of Note Payable                         (  126,767)           -0-
                                                      --------       ---------
Net Cash -  Financing Activities                    (  826,338)     ( 315,449)

Net Increase (Decrease) in Cash and
 Cash Equivalents                                       33,606      ( 100,919)
Cash and Cash Equivalents
  - Beginning of Year                                  234,917        328,484
Cash and Cash Equivalents
  - September 30                                 $     268,523     $  227,565
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $     201,697     $  432,071
   Income Taxes                                  $         -0-     $   93,598

Supplementary Disclosure of Non Cash Investing and Financing Activities during the nine months ended September 30, 1999.

On May 3, 1999, the Company acquired 1,150,000 shares of Common Stock in exchange for the Investment in Preferred Stock of an Affiliate, which was held by the Company in the amount of $2,240,730, and a reduction in Due from Affiliates in the amount of $325,952.

See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders Equity
For the Nine Months Ended September 30, 1999 (Unaudited)
-----------------------------------------------------------------------------

                                                   Shares        Amounts
                                                  --------      --------

Common Stock $.01 Par Value Authorized
25,000,000 Shares
Balance December 31, 1998                          3,819,716    $     38,197
Purchase of treasury stock                        (1,150,000)      (  11,500)
                                                  ----------       ---------
Balance-September 30, 1999                         2,669,716          26,697

Capital in Excess of Par Value
Balance December 31, 1998                                         12,887,851
Balance-September 30, 1999                                        12,887,851

Accumulated (deficit)
Balance December 31, 1998                                         (3,959,475)
Net Loss                                                          (  989,441)
                                                                  ----------
Balance - September 30, 1999                                      (4,948,916)

Treasury Stock Balance December 31, 1998                 -0-             -0-
Treasury stock at cost                            (1,150,000)     (2,555,182)
                                                  ----------      ----------
Balance - September 30, 1999                      (1,150,000)     (2,555,182)

Total Stockholders' Equity
Balance December 31, 1998                                       $  8,966,573
Purchase of treasury stock                                        (2,566,682)
Net Loss                                                          (  989,441)
                                                                  -----------
Balance - September 30, 1999                                    $  5,410,450

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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of its operations for the three and nine months ended September 30, 1999 and 1998. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1998. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1998.


(3)  Loan Payable-Asset Based Lender

On September 30, 1999 the Company's Credit Agreement with Citizens Business Credit was amended to reduce the maximum available to $3,000,000. Also, at September 30, 1999 the Company was in violation of the tangible capital base and the cash flow covenants of the agreement. As a result, the asset-based lender may at any time demand payment of the note.

(4)  Subsequent Events

On November 1, 1999, the Company entered into an Agreement and Plan of Merger (the "Agreement") with IT Staffing Ltd., an Ontario corporation ("ITS"), and its wholly-owned subsidiary. Pursuant to the Agreement, the subsidiary will be merged with and into the Company, with the result that the Company will become a wholly-owned subsidiary of ITS. Pursuant to the Agreement, when the merger becomes effective, each share of the Company's common stock will be converted into one-quarter of an ITS common share. The merger is subject to stockholder approval by both the Company and ITS.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Three Months Ended September 30, 1999 and 1998

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

The Company's revenues, derived principally from the aircraft and aerospace industry, during the three month period ended September 30, 1999 totaled $8.4 million. This reflected a 49% decrease from the comparable period of 1998. The Company, along with other staffing supply service companies, continues to be hurt by the slowdown in the aerospace industry resulting in decreased orders. Companies in the industry have significantly reduced their labor costs in general, including their use of contract labor. During the three month periods ended September 30, 1999 and 1998 approximately 62% and 74% of the Company's revenue was generated from its five largest customers, which were Lockheed Martin, Bell Helicopter Textron, Boeing Corp, Gulfstream Aerospace and CDI Corp in 1999 and Boeing Corp., Northrop-Grumman, Lockheed-Martin, Bell Helicopter and Gulfstream Aerospace in 1998. This trend is continuing in the fourth quarter of 1999.

The Company's gross margins for the quarters ended September 30, 1999 and September 30, 1998 were 8.9% and 9.9% respectively. The decline in gross margin during the current period results from the reduced level of business from some of the Company's higher margin clients.

Selling, general and administrative expenses in the third quarter of 1999 decreased by 20.7% compared to the third quarter of 1998. There were no related party expenses for the period ended September 30, 1999 compared to $45,000 during the same period one year ago due to the termination of the Company's management services agreement with Consolidated Technology Group Ltd., now known as The Sagemark Companies Ltd., ("Sagemark").

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Interest expense during the three month period ended September 30, 1999 decreased by 26.3% compared to the three months ended September 30, 1998. This decrease is due to the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

As a result of the foregoing, the Company incurred a loss of approximately $415,000 or $.16 per share, basic and $.15 per share diluted for the three months ended September 30, 1999, compared to net income of $112,000 or $.03 per share, basic and diluted, for the three months ended September 30, 1998.

Nine Months Ended September 30, 1999 and 1998

The Company had revenues of $ 29.0 million for the nine months ended September 30, 1999 reflecting a 45.7% decrease from the revenues of $ 53.5 for the same period one year earlier. This decrease can be attributed to the slowdown in the aircraft and aerospace industry. As a result of this slowdown, the Company's largest clients reduced their overall labor costs including their use of contract labor. The Company continues to be affected by the slowdown in the aircraft and aerospace industry during the fourth quarter of 1999. The gross margin decreased from 8.8% in the nine months ended September 30, 1998 to 7.7% for the nine months ended September 30, 1999 due to the loss of higher gross margin revenue from some of the Company's customers. During the nine months ended September 30, 1999 the Company's five largest customers accounted for approximately 63% of the revenue generated by the Company compared to 75% for the same period in 1998. In addition, in 1999 the Company generated 7% from another customer, CDI Corp.

Selling, general and administrative expenses exclusive of related party expenses and amortization of intangibles have decreased by 22.9% during the nine month period ended September 30, 1999 compared to the same period in 1998. This decline reflects principally the effects of the Company's cost reduction program which was implemented in 1999 as a result of the reduced revenue level and the Company's collection of contested tax penalties which it had paid to the IRS in previous years.


Interest expense during the current nine month period decreased by approximately $230,000 or 53.3% compared to the nine months ended September 30, 1998. This decrease is primarily attributable to the lower financing rates payable through the Company's credit facility with its asset-based lender and to a lesser extent by the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

The Company incurred a loss of approximately $989,000, or a $.31 per share loss, basic and diluted, for the nine months ended September 30, 1999 compared to net income of $275,000 or $.07 per share, basic and diluted, for the nine months ended September 30, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

As of September 30, 1999, the Company had working capital of approximately $209,000, a decrease of $763,000 from December 31, 1998. This decrease is the result of the Company's loss from operations for the nine months ended September 30, 1999. The most significant current asset at September 30, 1999 was the Company's accounts receivable, which was approximately $ 3.0 million. These receivables were offset by payroll and related expenses of $1.2 million and $
1.9 million due to the Company's asset-based lender. The payroll and related taxes and expenses relate primarily to compensation of the Company's contract employees and related taxes, which were paid during the first week of October 1999.

Pursuant to the previously reported February 25, 1999 agreement between Sagemark, its wholly-owned subsidiary and the Company, on May 3, 1999 Sagemark, through its subsidiary, transferred 1,150,000 shares of the Company's common stock to the Company in consideration of the cancellation of shares of Consolidated's Series G 2% Cumulative Redeemable Preferred Stock owned by the Company, including accrued dividends, and certain other obligations due to the Company. The transfer of the 1,150,000 shares to the Company reduced Sagemark's holdings in the Company to 379,994 shares, or approximately 14.2 % of its outstanding common stock.

The Company has amended its revolving credit agreement with its asset-based lender effective September 30, 1999 to reduce the maximum availability under the credit facility from $7,500,000 to $3,000,000. By reducing the credit facility, the Company will reduce those finance costs associated with the unused line fee. Additionally, as of September 30, 1999, the Company is not in compliance with the tangible capital base or cash flow covenants in its credit agreement with its asset-based lender.

During the first nine months of 1999, the Company has relied primarily on its cash flow from operations and financing from its asset-based lender to fund its operations. However, the Company must still improve its working capital and stockholders' equity in order to increase its revenue from certain major clients and to attract clients requiring greater working capital.

The Company's working capital is presently sufficient to meet only its immediate needs. Due to both its low working capital and the ability of its asset-based lender to demand payment on the note, the Company must increase its revenue, further reduce expenses, secure additional funding or conclude the merger agreement entered into with IT Staffing Ltd. to continue its operations. The failure to have adequate working capital or an ongoing credit facility would impair the Company's ability to operate. The Company has taken several cost cutting measures in order to reduce its selling and general administrative expenses and has reduced those costs by approximately $500,000 during the nine months ended September 30, 1999. The Company's operations are continuing to operate at a loss, and the Company anticipates that it will incur a loss for the fourth quarter of 1999.

The Company entered into an agreement with IT Staffing Ltd. on November 1, 1999, pursuant to which the Company would be merged with a subsidiary of IT Staffing and would become a wholly-owned subsidiary of IT Staffing. As a result of the merger the Company's stockholders would receive one quarter share of IT Staffing common stock for each share of the Company's common stock owned at the effective
time of the merger.   The merger is subject to the approval of the stockholders

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

of both the Company and IT Staffing. The Company believes that the merger with IT Staffing will provide the Company with the resources to enable it to enhance its business opportunities.

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




Item 6.  Exhibits and Reports on From 8-K.

    (a)  Exhibits

    (b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  November 15, 1999                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  November 15, 1999                       Glen R. Charles
                                            (Chief Financial Officer)