Form 10-K
period 1999-12-31
TRANS GLOBAL SERVICES INC
filed 2000-03-30
CIK 916485

Trans Global Services, Inc.
Form 10-K 12/31/99

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
___________________
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                        Commission File No. 0-23382
                        Trans Global Services, Inc.
                (Exact name of Company as Specified in its Charter)

     Delaware                                    62-1544008
(State or other jurisdiction of               (I.R.S. employer
incorporation or organization)                identification no.)

1393 Veterans Memorial Hwy.,
   Hauppauge, New York                            11788
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:  (631) 724-0006

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:
        Title of Each Class
Common  Stock,  par value .01 per share

Indicate by a check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 28, 2000: $2,691,625

State the number of shares outstanding of each of the Company's classes of common stock as of March 30, 2000: 2,619,716 shares of Common Stock, par value $.01 per share.

        DOCUMENTS INCORPORATED BY REFERENCE
Item III is incorporated by reference from the Registrant's definitive proxy statement relating to its 2000 Annual Meeting of Stockholders.

        PART I

Item 1. Business.

Trans Global Services, Inc. is engaged in providing technical Temporary staffing services. In performing such services, we address the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. We believe that the market for outsourcing services such as those offered by the Company results from the trend in employment practices by major corporations principally in the aircraft and aerospace industries as well as the electronics, energy, telecommunications, banking and computer science industries and public utilities industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. We seek to offer our clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by the Company are on temporary contract assignment, they work with the client's permanent employees; however, they may receive different compensation and benefits than permanent employees.

In providing our services, we engage the employees, pay the payroll and related costs, including FICA, worker's compensation and similar Federal and state mandated insurance and related payments. We charge our clients for services based upon the hourly payroll cost of the personnel. Each temporary employee submits to us a weekly time sheet with work hours approved by the client. The employee is paid on the basis of such hours, and the client is billed for those hours at agreed upon billing rates.

We also offer our clients a range of integrated logistical support services which are performed at our facilities. These services, which are ancillary to a project, can include the management of technical documents involving technical writing, preparation of engineering reports, parts provisioning documents and test equipment support documents, establishing maintenance concepts and procedures, and providing manpower and personnel support. To date, the integrated logistics support business has not generated more than nominal revenue, we cannot give any assurance that we will generate any significant revenue or profit from such services.

Our strategy has been directed at increasing our customer base and providing additional services, such as integrated logistics support, to our existing customer base. We believe that the key to profitability is to provide a range of services to an increased customer base. In this connection, we are increasing our marketing effort both through our own personnel and in marketing efforts with other companies that offer complementary services.

Item 1. Business [Continued]

Our Organization

We are a Delaware corporation which was incorporated in September 1993 under the name Concept Technologies Group, Inc. ("Concept"). Our executive offices are located at 1393 Veterans Memorial Hwy., Hauppauge, New York 11788, telephone
(631) 724-0006.

Our operations are conducted through our two subsidiaries, Avionics Research Holdings, Inc. and Resource Management International, Inc.

References to us refer to us and our subsidiaries, unless the context indicates otherwise.

As of February 25, 1999, The Sagemark Companies, Ltd., which was formerly known as Consolidated Technology Group Ltd., through its subsidiary SIS Capital Corp. owned approximately 40.1% of our outstanding common stock. On February 25, 1999, we and Sagemark entered into an agreement pursuant to which Sagemark transferred to us 1,150,000 shares of our common stock in satisfaction of (i) Sagemark's obligations to pay the redemption price of $2,100,000 payable with respect to the Sagemark Series G 2% Cumulative Redeemable Preferred Stock owned by us together with accrued dividends of approximately $140,000 and (ii)Sagemark's obligation to pay us $325,952 in respect of advances made by us to certain of Sagemark's subsidiaries. At December 31, 1999, Arc Networks, Inc., a former Sagemark subsidiary, owed us approximately $1.2 million. This note, which was guaranteed by Sagemark and others, became due. Pursuant to an agreement dated February 7, 2000 agreement with ARC Networks, Sagemark and other guarantors, Sagemark transferred 50,000 shares of our common stock to us and we agreed to extend the maturity date of the note from Arc Networks to April 24, 2000.

Forward Looking Statements

The statements in this Form 10-K Annual Report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-K Annual Report, including any material incorporated by reference in this Form 10-K, that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations and those described in any other filings with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Risk Factors

Our clients are concentrated in the aircraft and aerospace industries, which has resulted in a downturn in our business because of the downturn in business from these industries

Our three largest clients for 1999 and 1998 were in the aircraft and aerospace industries, accounting for revenue of approximately $17 million, or 47% of revenue, in 1999 and $40 million, or 60.1% of revenue, in 1998. Revenue from The

Boeing Company, which was our largest client in 1998, declined from $ 16.3 million, or 24.4% of revenue, in 1998 to $4.6 million, or 12.8% of revenue, in 1999. These decreases can be attributed to the slowdown in the aircraft and aerospace industries. This trend has continued, and the reduced level of revenue from our major clients has continued during the first quarter of 2000. We cannot predict when or whether the trend will change.

We require financing for our operations, we are in default under our loan agreement and our loan agreement will not be renewed.

At December 31, 1999, we had working capital deficiency of $156,000, and we were in default under three of the financial covenant under our agreement with our asset-based lender. Although the lender has agreed to waive these defaults as of December 31, 1999, it has advised us that it will not renew the agreement when it becomes due in April 2000. If we are not able to obtain a credit facility, our ability to conduct our business will be severely impaired. In January 2000, we raised $1.0 million from a group of accredited investors, to whom we issued our notes in the principal amount of $1.0 million. In connection with theses notes, we issued warrants to purchase an aggregate of 250,000 shares of common stock at $.35 per share to the investors and others who assisted us in the transaction.

We incurred losses during 1999 and our losses are  continuing.

As a result of the decline in business from our clients in the aircraft and aerospace industries, we sustained a loss of $1.9 million, or $.61 per share (basic and diluted) for 1999. Our losses are continuing, and we expect to incur losses at least through the first and second quarters of 2000. We cannot assure you that we will be able to generate profits in the future.

We lent $500,000 to a newly-formed company, and we cannot give assurance that these notes will be paid.

In connection with the $1.0 million loan from investors, we lent $500,000 to i-engineering.com, Inc., a newly formed company, as part of a transaction pursuant to which we received an equity position in i-engineering.com and we issued 270,000 shares of our common stock to i-engineering.com. The notes from i-engineering.com are due in June 2000. If i-engineering.com does not receive financing, it may not be able to pay the notes, which could impair our financial position.

Because of our financial position, we may have difficulty generating business in a highly competitive industry.

The temporary technical staffing business is highly competitive with respect to both employers and employees. In order to attract both clients and employees, we must show that we have the financial capability to perform and we must offer employees benefits that our competitors offer. Our financial position has in the past limited our ability to grow. Our current financial position may increase the difficulty in both retaining existing clients and obtaining new clients.

Item 1. Business [Continued]

We need to offer direct payroll deposit to our employees.

At present, because of our financial position, we do not offer our employees a direct deposit payroll program by which we deposit the employees' compensation directly into their bank accounts so that the employee's money will be immediately available. Employees believe that direct payroll deposit is an important element to consider in evaluating employment opportunities. In order to offer this service, we require significant additional funds, and these funds are not available to us. We believe that our ability to attract new clients will be impaired if we cannot offer employees direct payroll deposit.


We need to attract qualified employees to service our clients.

We are dependent upon both our ability to obtain contracts with clients and to provide those clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in obtaining contracts with potential clients and in attracting employees.

We may be held liable for the actions of our employees when on assignment.

Although our client agreements disclaim responsibility for the conduct of our employees, we may be exposed to liability with respect to actions taken by our employees while on assignment, such as damages caused by their errors, misuse of client proprietary information or theft of client property. We do not maintain insurance coverage against this risk. Due to the nature of our assignments, we cannot assure you that we will not be exposed to liability as a result of our employees being on assignment.

Our common stock has been delisted from the Nasdaq SmallCap Market.

On March 16, 2000, our common stock was delisted from the Nasdaq SmallCap Market because we failed to hold a stockholders meeting in 1999. Although we have appealed the decision, we cannot assure you that our common stock will be relisted on the Nasdaq SmallCap Market. Our common stock may become subject to the SEC's penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.


We are dependent upon our management.

Our business is dependent upon our senior executive officers, principally Mr. Joseph G. Sicinski, president and chief executive officer, who is responsible for the Company's operations, including marketing and business development. Although we have an employment agreement with Mr. Sicinski and other officers, the agreements do not guarantee that the officers will continue in their employment with us. Our business may be adversely affected if any of our key officers left our employ.

Item 1. Business [Continued]

We do not anticipate paying dividends on our common stock.

We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and, accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

The rights of the holders of common stock may be impaired by the potential issuance of preferred stock.

Our certificate of incorporation gives our board of directors the right to create new series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights which could adversely affect the voting power and equity interest of the holders of common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock. Although we have no present intention to issue any additional shares of preferred stock or to create any series of preferred stock, we may issue such shares in the future. If we issue preferred stock in a manner which dilutes the voting rights of the holders of the common stock, we may not be able to list our common stock on The Nasdaq SmallCap Market.

Shares may be issued pursuant to options and warrants.

We may issue stock upon the exercise of options to purchase up to an aggregate 299,192 shares of common stock pursuant to our long-term incentive plans and warrants to purchase an aggregate of 1,066,662 shares, including warrants to purchase 250,000 shares of common stock which were issued in connection with our January 2000 placement of $1.0 million in 18-month notes.

Markets and Marketing

The market for our services is comprised of major corporations in such industries as aircraft, aerospace, electronics, energy, engineering, computer services and telecommunications, where "downsizing" and "outsourcing" have become an increasingly important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to serve as employer of record for its temporary staff, and its agreements are terminable by the client without significant notice.

We maintain a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by us, referrals and responses to advertisements placed by us in the media, including newspapers, yellow pages, magazines and trade publications. Part of our responsibilities for any engagement is the recruitment and initial interviewing of potential employees, with the client conducting any final interviews it deems necessary. The majority of work performed by our employees is performed at the client's premises and under the client's direction, although we is the employer of record.

We market our services to potential clients through our officers, management and recruitment personnel who seek to provide potential clients with a program designed to meet the client's specific requirements. The marketing effort utilizes referrals from other clients, sales calls, mailings and telemarketing.

Item 1.  Business [Continued]

We also conduct an ongoing program to survey and evaluate the clients' needs and satisfaction with our services, which we use as part of our marketing effort.

Although we have six offices, including our main office in Long Island, New York, throughout the United States, there is no limited geographic markets for our services. We have in the past established offices in new locations when we receive a contract in the area and we cannot effectively service such contract from our existing offices. We intend to continue to establish new offices as necessary to meet the needs of our customers.

A client will utilize contract engineering services such as those provided by us when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides us with a detailed job description. We then conduct an electronic search in our computerized resume data base for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by our recruiters, who interview interested candidates. If a candidate is acceptable to us and interested in the position, we refer the candidate to the client. An employment agreement is executed with us prior to the commencement of employment.

We serve primarily the aircraft and aerospace industries as well as the electronics, energy, telecommunications, banking and computer science industries and public utilities along with numerous manufacturing companies. We are expanding our effort to address the general trend of "downsizing" and "outsourcing" by major corporations on a national basis. To meet this goal, we have commenced a national sales campaign addressing a broad spectrum of Fortune 500 companies, offering a managed staffing service to those companies in the process of downsizing and outsourcing specific functions. Since a company engaged in downsizing seeks to focus on its core business needs with its in-house staff, we seek to identify and address the needs of a specific task or department not part of the core business for which outsourcing would be an appropriate method of addressing those needs. In addressing these needs, we have conducted marketing efforts with Manpower International, Inc., Adecco and Olsten Corporation.

Our contracts are generally  terminable by the client on short notice.

The following table shows the revenue and the percentage of our total revenue from our largest clients in 1999:

Client                        Revenue             Percent
Lockheed-Martin           $7.3 million             20.2%
Bell Helicopter Textron    4.9 million             13.7%
Boeing                     4.6 million             12.8%
Gulfstream Aerospace       3.0 million              8.2%
Northrop Grumman           2.8 million              7.9%
CDI Corp.                  2.4 million              6.7%

Item 1.  Business [Continued]


The following table shows the revenue and the percentage of our total revenue from our largest clients in 1998:

Client                        Revenue          Percent
Boeing                     $16.3 million        24.4%
Lockheed-Martin             12.2 million        18.3%
Northrop Grumman            11.6 million        17.4%
Gulfstream Aerospace         4.2 million         9.0%
Bell Helicopter Textron      6.0 million         6.3%

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. We compete with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants than we have. We believe that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, our ability of to generate revenue is dependent not only upon its ability to obtain contracts with clients, but also to provide its clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in attracting employees. Our ability to increase our business with existing clients or to attract other clients will be affected by our working capital. Accordingly, our failure to increase our working capital may adversely effect our ability to expand our business. In addition, our failure to offer employees the direct deposit of their payroll may affect their willingness to be employed by us.

Government Regulations

The technical temporary staffing industry, in which we are engaged, does not require licensing as a personnel or similar agency. However, as a provider of personnel for other corporations, we are subject to Federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. We also maintain a 401(k) plan for our employees and we are subject to regulations concerning such plan.

We do not have contracts with any government agencies. However, our clients include major defense contractors, that have contracts with government agencies. Our contracts with our clients are based on hourly billing rates for each technical discipline. Many of the clients' contracts with government agencies are subject to renegotiation or cancellation for the convenience of the government. Since the manpower needs of each of our clients are based on the clients own requirements and the clients' needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact our business.

Item 1.  Business [Continued]


Employees

At December 31, 1999, we had 365 employees, of which 333 were contract service employees who performed services on the clients' premises and 32 were executive and administrative employees. Each of our offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with us which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by our clients for any reason, we have no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. Our employees are not represented by a labor union, and we consider our employee relationships to be good.

Executive Officers of the Company

The following are the executive officers of the Company as of March 31, 2000:

     Name            Age       Position with the Company
    -----            ----      -------------------------
Joseph G. Sicinski   68        Chief Executive Officer, President and Director
Edward D. Bright     62        Chairman of the Board
Glen R. Charles      46        Chief Financial Officer, Secretary, Treasurer and
                               Director
Frank J. Vincenti    48        Vice President

Mr. Joseph G. Sicinski has been our president and a director since May 1995 and our chief executive officer since April 1998. He served in the same capacities for our predecessors since 1992. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services. Mr. Sicinski is also a director of Netsmart Technologies, Inc., which markets medical information systems.

Mr. Edward Bright has been a director since April 1998. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of Sagemark, which was then known as Consolidated Technology Group Ltd., and a director of Netsmart. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to a subsidiary of Netsmart which was acquired by Netsmart in June 1994. From June 1994 until January 1996, he was chief executive officer of Netsmart.

Mr. Glen R. Charles has been our chief financial officer and treasurer since May 1995 and of our predecessor since January 1995. He has been secretary of the Company since April 1998 and a director since May 1999. Mr. Charles served as chief financial officer of one of our subsidiaries since its acquisition November 1994. From 1992 to November 1994, he was engaged in the private practice of accounting.

Item 1.  Business [Continued]

Mr. Frank J. Vincenti has been vice president since May 1998. Mr. Vincenti has approximately 25 years of experience in the contract engineering industry with direct experience in staffing, recruiting, sales and marketing. Mr. Vincenti was previously employed by CDI, a leading competitor of the Company, where he served as vice president of regional operations in the information technology division.


Item 2. Description of Property.

We lease approximately 7,500 square feet of office facilities in Hauppauge, New York, where we maintain our executive offices. We also rent modest office space in Phoenix Arizona, Arlington Texas, Los Angeles California, Seattle Washington and Orlando Florida. Our aggregate annual rent is approximately $200,000, which is subject to annual increases. We believe that our present office space is adequate for our present needs and that additional office space is readily available on commercially reasonable terms.

Item 3. Legal Proceedings.

In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by us. Mr. Corace was the president of Job Shop Technical Services, Inc., from which we, through one of our present subsidiaries, purchased assets in November 1994. We believe that the action is without merit, we are contesting this matter and we have filed counterclaims against Mr. Corace.

In December 1999, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Vero International, Inc. against Trans Global Services, Inc. seeking damages of approximately $45,000 for goods sold and delivered for an agreed price and for reasonable value. We believe that we have valid defenses to the claims.

Item 4.  Submission of Matters to a vote of Security Holders.

         No matters were voted upon during the fourth quarter of 1999.

                                        PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on OTC Bulletin Board Market under the symbol TGSI. Prior to March 16, 2000, our common stock was traded on the Nasdaq SmallCap Market. On March 16, 2000, our common stock was delisted from the Nasdaq SmallCap Market for failing to hold a stockholders meeting in 1999.

The high and low closing price for the Company's Common Stock since January 1998 are as follows:
                                                      Common Stock
                                                    ---------------
                                                      High      Low
1998
  First Quarter                                      6-1/8      5
  Second Quarter                                     5-3/4      4-1/16
  Third Quarter                                      5          3
  Fourth Quarter                                     4/3/4      1-1/16

1999
  First Quarter                                      1-7/8         3/4
  Second Quarter                                     1-3/4         3/4
  Third Quarter                                      1-3/8       11/16
  Fourth Quarter                                     25/32       13/32

2000
  First Quarter (through March 28th)                 2 5/8        9/16

The closing price for the common stock on March 28, 2000 was $1.20. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 29, 2000, we believe that there were approximately 2,000 beneficial holders of record of our common stock.

We have not paid dividends on our common stock since inception, and we do not expect to pay any dividends for the foreseeable future.

Item 6.  Selected Financial Data.
                             TRANS GLOBAL SERVICES, INC.
                              SELECTED FINANCIAL DATA
                        (In thousands, except per share amounts)

Set forth below is selected financial data with respect to the Company for the years ended December 31, 1999, 1998, 1997, 1996 and 1995. The selected financial data for the years ended December 31, 1999, 1998 and 1997 have been derived from the financial statements which appear elsewhere in this Report. The data for the years ended December 31, 1996 and 1995 have been derived from our audited financial statements which are not included in this report. This data should be read in conjunction with the financial statements of the Company and the related notes which are included elsewhere in this Report.

Statement of Operations Data 1:
------------------------------

                                                          Year Ended December 31,
                                  -----------------------------------------------------------
                                        1999         1998        1997        1996        1995
        Revenue                      $ 36,015     $67,244      $75,725     $62,594    $63,152
        Net (loss)/income from
         continuing operations        ( 1,853)        805        1,023        (681)    (4,413)
        Net (loss)/income             ( 1,853)        805        1,023        (681)    (4,696)
        Net (loss)/income per share
         of common stock              (   .61)        .21          .27       ( .27)     (8.88)
        Weighted average number of
         shares of common stock
         outstanding                    3,048       3,820        3,820       2,530        529

Balance Sheet Data:
                                                      December 31,
                                -----------------------------------------------------
                                    1999        1998        1997      1996     1995
        Working capital
         (deficiency)           $ (  156)     $  972      $  257   $  (755) $(2,401)
        Total assets               7,365      12,597      13,942    13,100   12,763
        Total liabilities          2,818       3,630       5,943     6,274    8,511
        Accumulated deficit       (5,813)     (3,959)     (4,765)   (5,788)  (5,106)
        Stockholders' equity       4,547       8,967       7,999     6,826    4,252


Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

Results of Operations

Years ended December 31, 1999, 1998 and 1997

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of our business will be dependent upon our ability to generate sufficient revenue to enable it to cover our fixed costs and other operating expenses, and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Company's payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Accordingly, our cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2000, Social Security taxes are payable on the first $76,200 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for us to pay Social Security tax for such employee. Since most of our employees receive compensation in excess of that amount, our costs with respect to any employee are significantly higher during the period when we are required to pay Social Security taxes than it is after such taxes have been paid.

Our revenue is derived principally from the aircraft and aerospace Industries. In 1999 revenue from these clients totaled $36 million. This reflected a decrease of 46.4% from the revenue in 1998. In 1998, we experienced an 11% decrease from the revenue in 1997. The decrease over the past two years can be attributed to the slowdown in the aircraft and aerospace industries. During 1999, approximately $17 million, or 47% of our revenue, was generated from our three largest clients, Lockheed-Martin, Bell Helicopter Textron and Boeing, and 69.5% was generated from our six largest clients. In 1998, approximately $40 million, or 60.1%, of our revenue was derived from our three largest clients, Boeing, Lockheed-Martin and Northrop-Grumman, and 75.4% of our revenue was generated from our five largest clients. In 1997, approximately 65% of our revenue was derived from our three largest clients, Boeing, Lockheed-Martin and Northrop-Grumman, and approximately 79% of such revenue was derived form our five largest clients. The reduction in business from these clients has had a material impact on our business. This trend has continued through the first quarter of 2000.

Our gross margins were 8.2% for 1999, 9.2% for 1998 and 8.8% for 1997. The decrease in the gross margin from 1998 to 1999 can be attributed to the loss of some of our higher gross margin business. The increase in gross margin from 1997 to 1998 reflected our efforts to expand the customer base with higher gross margin business.

Selling, general and administrative expenses, exclusive of related party expenses and amortization of intangibles, in 1999 decreased by 18.5% from 1998 which reflected a 5.2% increase over 1997. These selling, general and administrative expenses were $4.1 million in 1999, $5.0 million in 1998, and $4.8 million in 1997. The decline reflects principally the effects of our cost reduction program which was implemented in 1999 as a result of the reduced revenue level that we experienced. We began to implement our cost reduction program during 1998, although the effects of this program were not fully reflected until 1999.

As a result of the decrease in both revenue and gross margin, in 1999, our gross profit was not sufficient to cover our selling, general and administrative expenses, resulting in an operating loss of $1.4 million.

Interest expense, which was $257,000 for 1999, decreased by 50% from $517,000 in 1998, which had decreased by 33% from $775,000 in 1997. This decrease is attributable to both the lower financing rates payable through the Company's credit facility with Citizens for the full year as well as the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Our net loss before income tax expense was $1.6 million in 1999, compared with net income before income tax benefit of $469,000 for 1998 and $748,000 for 1997. We recognized a tax benefit from the use of our tax loss carryforwards of $336,000 in 1998 and $275,000 in 1997. The Company's net loss was $1.8 million, or $.61 per share, in 1999 as compared with net income of $805,000, or $.21 per share, for 1998, and $1.0 million, or $.27 per share, in 1997. The per share loss for 1999 was affected by a reduction in our outstanding common stock as a result of the transfer by Sagemark to us of 1,150,000 shares of common stock in.

We are continuing to operate at a loss, and we anticipate that we will incur a loss for at least the first and second quarters of 2000.

Liquidity and Capital Resources

At December 31, 1999, we had a working capital deficiency of approximately $156,000. During 1999, our operations generated cash flow of $153,000. Our principal source of cash during 1999 was our credit facility with our asset-based lender. Our agreement with our asset-based lender expires in April 2000, and the lender has advised us that it will not renew the agreement. Although we are seeking alternative lending sources, we cannot give assurance that we will be successful in obtaining an agreement with a lender, which could severely impair our ability to conduct business. We borrow from our asset-based lender in order to pay our payroll, and we reduce our borrowings when we are paid by our client. Without a lending agreement, we would have difficulty in meeting our payroll obligations.

Under our present credit agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $3,000,000. Additional costs associated with the financing arrangement include an unused line fee equal to 1/4 of one percent of the unused line and a monthly fee of $2,000. The borrowings under this agreement are secured by a security interest in all of our assets. At December 31, 1999 such borrowings were approximately $2.1 million, as compared with $2.6 million at December 31, 1998.

We are presently in default of three of our financial covenants in our agreement with our asset-based lender. These covenants relate to the requirements for a minimum tangible capital base, a ratio of cash flow to debt service and profitability. The asset-based lender has agreed to waive these defaults through December 31, 1999, provided that the interest rate be increased to 1 1/2% over the prime rate and we maintain with the lender a minimum balance of $200,000.

In January 2000, we raised $1.0 million through the issuance of our 10% subordinated promissory notes due 18 months from the date of issuance. In connection with this financing we issued warrants to purchase 250,000 shares of our common stock at $.35 per share to the investors and others who performed services relating to the financing.

In accordance with our agreement relating to the issuance of the notes, we lent $500,000 of the proceeds to i-engineering.com, Inc. for a term of 120 days at an interest rate of 10%. In addition, we acquired an equity interest in i-engineering.com, and issued to i-engineering.com 270,000 shares of our common stock.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

At December 31, 2000, Arc Networks was in default on its $1.2 million promissory note to us. This note is guaranteed by Sagemark and other companies that are not affiliated with us. In February 2000, we agreed to extend the maturity date of Arc Networks promissory note until April 24, 2000 in exchange for $15,000 and a transfer by Sagemark to us of 50,000 shares of our common stock. We are required to pay the $1.0 million notes we issued in January 2000 when we receive payment from Arc Networks.

Our working capital is presently sufficient to meet only our present needs. Due to both our low working capital, after giving effect to the net proceeds from the issuance of our $1.0 million notes and the termination in April 2000 of our credit agreement, we must increase revenue, further reduce expenses, collect on our outstanding promissory notes from Arc and i-engineering when due and secure additional funding in order to continue our operations. The failure to have adequate working capital or an ongoing credit facility would impair our ability to operate.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk. Not Applicable.

Item 8. Financial Statements.

The Financial Statements begin on Page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None
                                  PART III

The information required by Part III is incorporated by reference from our definitive proxy statement for our 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than April 30, 2000.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Trans Global Services, Inc. and Subsidiaries

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 1999 and 1998
Consolidated Statements of Operations for the years ended December 31, 1999, 1998, and 1997
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 1998, and 1997
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997

Notes to Financial Statements

(b)     Financial Statement Schedules.
    None

(c)     Exhibits

3.1-(1)   Restated Certificate of Incorporation.
3.2-(2)   By-Laws.
10.1. Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski, as amended.
10.2 (4)  1995 Long-Term Incentive Plan.
10.4 -(5) 1998 Long-Term Incentive Plan
10.4 (2)  Form of Series A Common Stock Purchase Warrants.
10.6 (2)  Form of Series D common Stock Purchase Warrants.
10.7 (6) Credit Agreement dated April 23, 1998 between the Company and Citizens Business Credit Company.
10.8 Restated Agreement between Trans Global Services, Inc. and i-engineering.com

Part IV [Continued]


11.1      Computation of (loss)income  per share.
21.1(7 )  Subsidiaries of the Registrant
24.1      Consent of Moore Stephens, P.C.
25.1      Powers of attorney (See Signature Page).
27.1      Financial data schedule.


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

                                           TRANS GLOBAL SERVICES, INC.


Date: March 30, 2000                    By:
                                           Joseph G. Sicinski
                                           President, Chief Executive Officer


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


Signature                              Title                       Date




Joseph G. Sicinski       President, Chief Executive            March 30,   2000
                         Officer and Director
                        (Principal Executive Officer)

Glen R. Charles          Chief Financial Officer (Principal    March 30,   2000
                         Financial and Accounting Officer)
                         and Director

 Edward D. Bright        Director                              March 30,   2000

 James Conway            Director                              March 30,   2000

                        INDEX TO FINANCIAL STATEMENTS


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES                     PAGE

Report of Independent Certified Public Accounts

Consolidated Balance Sheets as of December 31, 1999 and 1998      F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997                                  F-5

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 1999, 1998,and 1997              F-7

Consolidated Statements of Cash Flows for the years ended
December 31,  1999, 1998 and 1997                                 F-10

Notes to Consolidated Financial Statements                        F-13

                      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
February 11, 2000

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                   1 9 9 9           1 9 9 8

Assets:
Current Assets:
Cash                                         $       43,141   $       234,917
Accounts Receivable - Net                         2,518,343         3,922,843
Loans Receivable - Officer                              -0-             5,000
Deferred Tax Asset-Current Portion                      -0-           144,000
Deferred Loan Costs                                     -0-            82,266
Prepaid Expenses and Other Current Assets           100,865           214,323
                                                 ----------        ----------
Total Current Assets                              2,662,349         4,603,349
                                                 ----------         ---------
Property and Equipment - Net                        162,820           171,123
                                                 ----------         ---------
Other Assets:
Due from Affiliates*                              1,171,673         1,615,035
Customer Lists                                    2,163,655         2,388,607
Goodwill - Net                                      678,392           726,968
Deferred Acquisition Costs                              -0-           235,560
Deferred Tax Asset-Non Current                      490,000           578,000
Other Assets                                         36,373            41,407
Investment in Preferred Stock of Affiliate              -0-         2,237,230
                                                 ----------          --------
Total Other Assets                                4,540,093         7,822,807
Total Assets                               $      7,365,262        12,597,279
                                           ================        ==========


See Notes to Consolidated Financial Statements.

* Arc Networks was not an affiliate at 12/31/99.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                       December 31,
                                                  1 9 9 9           1 9 9 8

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses          $    402,735     $    314,625
Accrued Income Taxes Payable                            -0-           13,496
Accrued Payroll and Related Taxes and Expenses      359,295          528,574
Loans Payable - Asset-Based Lender                2,056,372        2,647,244
Note Payable - Other                                    -0-          126,767
                                                  ---------         --------
Total Current Liabilities                         2,818,402        3,630,706
                                                   ---------        --------

Commitments and Contingencies [10]                      --               --
                                                  ---------        --------
Stockholders' Equity:

Common Stock $.01 Par Value, 25,000,000
 Shares authorized. 1999: 3,819,716 issued
 2,669,716 outstanding.  1998: 3,819,716
 issued and outstanding                             38,197            38,197

Capital in Excess of Par Value                  12,887,851        12,887,851

Accumulated Deficit                             (5,812,506)       (3,959,475)
                                                ----------          ---------
                                                 7,113,542         8,966,573
                                                ----------           --------

Less Treasury Stock, at cost
 1,150,000 shares - 1999                        (2,566,682)              -0-
                                                ----------          --------

Total Stockholders' Equity                       4,546,860         8,966,573
Total Liabilities and Stockholders' Equity    $  7,365,262       $12,597,279
                                               ===========       ===========

See Notes to Consolidated Financial Statements.


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Y e a r s   e n d e d
                                                D e c e m b e r  31,
                                        1 9 9 9         1 9 9 8      1 9 9 7
Revenue                             $  36,015,273   $ 67,243,713  $  75,724,759

Cost of Services Provided              33,048,393     61,023,970     69,077,544
                                      ----------      ----------     ----------
Gross Profit                            2,966,880      6,219,743      6,647,215
                                      ----------      ----------     ----------
Operating Expenses:
Selling, General and
Administrative Expenses                 4,109,663      5,040,121      4,791,674
Related Party Administrative Expenses         -0-         55,000        120,000
Amortization - Intangibles                273,528        273,537        333,995
                                        ---------      ---------        -------
Total Operating Expenses                4,383,191      5,368,658      5,245,669
                                        ---------      ---------      ---------
Operating (Loss) Profit                (1,416,311)       851,085      1,401,546
                                        ---------      ---------      ---------
Other Income (Expenses):
Interest Expense                         (257,039)      (516,698)      (775,437)
Related Party-Interest Income             119,708        130,000        130,000
Other (Expense) Income                   ( 67,389)         4,611        ( 8,591)
                                        ---------       --------        -------
Total Other Expenses - Net               (204,720)      (382,087)      (654,028)
                                        ---------       --------       --------
 (Loss)Income before Income
  Tax (Expense) Benefit                (1,621,031)       468,998        747,518
Income Tax (Expense) Benefit            ( 232,000)       336,263        275,363
                                       ---------        --------      ---------
Net (Loss) Income                     $(1,853,031)   $   805,261     $1,022,881
                                        =========     ===========    ===========

Basic (Loss) Earnings Per Share       $      (.61)   $      .21     $      .27


Weighted Average Number of Shares       3,047,798     3,819,716      3,819,574

Diluted (Loss)  Earnings Per Share:
  Incremental Shares from Assumed
  Conversion of Options and Warrants          -0-        11,500         69,415
                                       ---------      ----------     ----------
Weighted Average Number of
  Shares Assuming Dilution             3,047,798      3,831,216      3,888,989

Diluted (Loss) Earnings Per Share     $     (.61)    $      .21     $      .26


See Notes to Consolidated Financial Statements

                                      F-5

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Common Stock $.01 Par Value Authorized
50,000,000 shares at December 31, 1997 and
25,000,000 at December 31, 1998 and 1999

Balance - December 31, 1996                         3,816,883          38,168
Exercise of Common Stock Options                        2,833              29
                                                  -----------        --------
Balance - December 31, 1997                         3,819,716         $38,197
                                                    ---------         -------
Balance - December 31, 1998                         3,819,716         $38,197
                                                  -----------         -------
Balance  December 31, 1999                         3,819,716         $38,197
                                                  ===========         =======

Capital in Excess of Par Value

Balance - December 31,1996                                         12,879,380
Exercise of Common Stock Options                                        8,471
                                                                   ----------
Balance - December 31, 1997                                        12,887,851
                                                                   ----------
Balance - December 31, 1998                                        12,887,851
                                                                   ----------
Balance - December 31, 1999                                        12,887,851
                                                                   ==========

Accumulated Deficit

Balance - December 31, 1996                                        (5,787,617)
Net Income                                                          1,022,881
                                                                    ---------
Balance - December 31, 1997                                       $(4,764,736)
Net Income                                                            805,261
                                                                   -----------
Balance - December 31, 1998                                       $(3,959,475)

Net (Loss)                                                         (1,853,031)
                                                                   -----------
Balance - December 31, 1999                                       $(5,812,506)
                                                                  ===========
Treasury Stock
Purchase of treasury stock - 1999                  1,150,000      $(2,566,682)
                                                   ---------      -----------
Balance  December 31, 1999                        1,150,000      $(2,566,682)
                                                   =========      ===========


See Notes to Consolidated Financial Statements

                                           F-6

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     AMOUNT
Deferred Charges

Balance - December 31, 1996                                         ( 303,473)
Amortization of Deferred Consulting Costs                             140,872
                                                                     --------
Balance - December 31, 1997                                         ( 162,601)
Amortization of Deferred Consulting Costs                             162,601
                                                                     --------
Balance - December 31, 1998                                               -0-
                                                                     --------
Balance - December 31, 1999                                               -0-
                                                                    =========
Total Stockholders' Equity

Balance - December 31, 1996                                         6,826,458
Exercise of Common Stock Options                                        8,500
Amortization of Deferred Consulting Costs                             140,872
Net Income for the Year Ended December 31, 1997                     1,022,881
                                                                     --------
Balance - December 31, 1997                                       $ 7,998,711
Amortization of deferred Consulting Costs                             162,601
Net Income for the Year Ended December 31, 1998                       805,261
                                                                   ----------
Balance - December 31, 1998                                       $ 8,966,573
Purchase of treasury stock                                         (2,566,682)
Net Loss                                                           (1,853,031)
                                                                   ----------
Balance - December 31, 1999                                       $ 4,546,860
                                                                   ==========



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                Y e a r s   e n d e d
                                                 D e c e m b e r  31,
                                            1 9 9 9      1 9 9 8        1 9 9 7

Operating Activities:
Net (Loss) Income                          $(1,853,031) $  805,261     $1,022,881
Adjustments to Reconcile Net (Loss) Income
 to Net Cash Provided By (Used in)
 Operations:
  Depreciation and Amortization              345,921      393,364         385,351
  Charges from Option Exercise                   -0-      162,601         140,872
  Deferred Acquisition Costs                 235,560          -0-             -0-
  Deferred Offering Costs                        -0-          -0-         320,245
  Deferred Loan Costs                        82,266           -0-             -0-
  Deferred Income Taxes                     232,000      (367,000)       (355,000)
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Accounts Receivable-Net                  1,404,500   1,547,510        (280,297)
   Loan Receivable - Officer                    5,000      42,500        (  5,000)
   Prepaid Expenses and Other
    Current Assets                            113,458   (  37,970)         53,721
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                   88,110   ( 276,989)        308,258
  Accrued Payroll and Related
    Taxes and Expenses                       (169,279)  ( 887,560)       (367,927)
  Accrued Payroll Tax Penalties                   -0-         -0-        ( 77,000)
  Accrued Income Taxes Payable               ( 13,496)  (  62,861)         76,357
  Accrued Voluntary Settlement Agreement          -0-   ( 150,000)       (150,000)
                                           ---------   ----------        --------
Total Adjustments                           2,324,040     363,595          49,580
                                           ----------   ---------       ----------
Net Cash -  Operating Activities              471,009   1,168,856       1,072,461
                                          ----------   ---------        ----------
Forward



See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Y e a r s   e n d e d
                                                  D e c e m b e r  31,
                                       1 9 9 9         1 9 9 8        1 9 9 7

Net Cash -
 Operating Activities Forwarded     $  471,009     $1,168,856     $   1,072,461

Investing Activities:
 Capital Expenditures                  (64,090)       (55,307)         (171,288)
 Deferred Acquisition Costs                -0-        (74,915)         (160,645)
 Repayments from Affiliates            117,410         60,920               -0-
 Advances to Affiliates                    -0-            -0-          (167,453)
 Other, net                              5,034          1,825          ( 20,337)
Investments in Preferred Stock
   of Affiliate                      (   3,500)      (136,500)              -0-
                                     --------         --------         --------
Net Cash -  Investing Activities        54,854       (203,977)         (519,723)
                                    ----------     -----------         ---------
Financing Activities:
 Net Payments to
  Asset-Based Lender                 ( 590,872)      (923,584)         (120,047)
 Deferred Offering Costs                   -0-            -0-          (168,938)
 Deferred Loan Costs                       -0-        123,399               -0-
 Exercise of Stock Options                 -0-            -0-             8,500
 Repayment of Note Payable           ( 126,767)       (11,463)              -0-
                                      ---------      ---------       ----------
Net Cash -
 Financing Activities                ( 717,639)    (1,058,446)         (280,485)
Net(Decrease) Increase in Cash and
 Cash Equivalents                    ( 191,776)    (   93,567)          272,253
Cash and Cash Equivalents
  - Beginning of Year                  234,917        328,484            56,231
Cash and Cash Equivalents
  - End of Year                  $      43,141     $  234,917        $  328,484
                                  ===========     ===========       ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                      $    257,039      $  516,698        $  775,437
   Income Taxes                  $        -0-      $   68,936        $      -0-


Supplementary Disclosure of Non Cash Investing and Financing Activities during the twelve months ended December 31, 1999.

On May 3, 1999, the Company acquired 1,150,000 shares of Common Stock in exchange for the Investment in Preferred Stock of an Affiliate, which was held by the Company in the amount of $2,240,730, and a reduction in Due from Affiliates in the amount of $325,952.



See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[1] Basis of Presentation

Trans Global Services, Inc. (the Company or Trans Global"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc., formerly known as ARC Acquisition Group, Inc.["Holdings"] and Resource Management International, Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace industry.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1999 and 1998.

Prepaid Expenses and Other Current Assets - Prepaid expenses primarily consist of approximately $93,000 and $172,000 of prepaid insurance at December 31, 1999 and 1998, respectively.

Property and Equipment - Property and Equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease or the useful life of the asset, whichever period is less. Estimated useful lives range from 3 to 5 years as follows:

Furniture and Fixtures                  3 - 5   years
Leasehold Improvements                      5   years
Equipment                               3 - 5   years


Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets are expensed currently while major repairs are capitalized.

Offering Costs- Deferred offering costs of $ 169,000 were incurred in 1997 with respect to a proposed public offering which was not completed in 1997. These costs were expensed to selling, general and administrative expenses in 1997.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Deferred Acquisition Costs - Deferred acquisition costs represent legal, accounting and other costs associated with the planned business acquisitions by the Company. Since these acquisitions were not completed those costs were expensed at December 31, 1999.

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

Income Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share- Earnings per share of Common Stock reflects the weighted average number of shares outstanding for each year. On June 20, 1997, the Company effected a one-for-six reverse split in its common stock. All share and per share information in these financial statements gives effect, retroactively, to such reverse split.

The Financial Accounting Standards Board has issued SFAS No.128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial have been calculated in accordance with SFAS No. 128.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

SFAS No. 128 supercedes APB Opinion No.15, "Earnings Per Share," and replaces its primary earnings per share with a new basic earnings per share representing the amount of earnings for the period available to each share of common stock outstanding during the reporting period. SFAS No.128 also requires a dual presentation of basic and diluted earnings per share on the face of the statement of operations for all companies with complex capital structures. Diluted earnings per share reflects the amount of earnings for the period available to each share of common stock outstanding during the reporting period, while giving effect to all dilutive potential shares of common stock that were outstanding during the period, such as common stock that could result from the potential exercise or conversion of securities into common stock.

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

Securities that could potentially dilute earnings per share in the future are disclosed in Notes 13 and 14.

Impairment - The Company reviews certain long-lived assets, including goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable pursuant to guidance established in SFAS No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of." [See Note 5]

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. For each of the years ended December 31, 1999, and 1998, a significant portion of the Company's receivables were derived from three customers [See Note 12].

Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in excess of the federally insured limit in financial institutions for the payment of payroll costs. Such amounts are reduced below the federally insured limit as payroll checks are presented for payment. Such reduction generally occurs over three to four business days. At December 31, 1999, the Company had amounts on deposit with two financial institutions which exceeded the federally insured limit by approximately $65,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

[3] Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at December 31, 1999 and 1998. The Company is presently in its final stage of its two-year revolving credit agreement with an asset-based lender. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 3/4% with a maximum availability of $3,000,000. Additional costs associated with the financing arrangement include an unused line fee equal to 1/4 of one percent of the unused line and a monthly fee of $2,000. The borrowings are secured by a security interest in all of the Company's assets. At December 31, 1999 and 1998, such borrowings were approximately $2.1 million and $2.6 million, respectively. At December 31, 1999, the Company was in default of three of its financial covenants in its credit agreement. These covenants relate to a minimum tangible capital base, a ratio of cash flow to debt service and profitability. The asset-based lender has agreed to waive these defaults as of December 31, 1999, provided that the interest rate is increased to 1 1/2% over the prime rate and a minimum balance of $200,000 is maintained. The bank's prime rate was 8 1/4% at December 31, 1999. The asset-based lender has advised the Company that it will not renew the agreement when it expires on April 23, 2000. The Company is presently negotiating with several asset-based lenders, although it has not yet reached an agreement with any successor lender.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[4] Property and Equipment

Property and equipment at December 31, 1999 and 1998  is as follows:

                                               1 9 9 9     1 9 9 8
Equipment                                   $  454,214   $ 393,873
Furniture and Fixtures                         197,107     196,071
Leasehold Improvements                         100,510      97,797
                                             ---------    ---------
Totals - At Cost                               751,831     687,741
Less: Accumulated Depreciation                 589,011     516,618
                                             ---------    ---------
Totals                                      $  162,820   $ 171,123

Depreciation expense charged to operations was $72,393 in 1999, and $78,694 in 1998 and $51,359 in 1997.

[5] Intangibles

The Company acquired its subsidiaries during 1994. As part of the purchase agreements, the Company acquired customer lists, a restrictive covenant and goodwill. The intangible assets acquired and the related amortization on the straight-line method are summarized as follows:

                Accumulated Amortization      Net of Amortization
                    Life                  December 31,      December 31,
                    Years    Cost       1999       1998       1999          1998
Customer Lists    15   $3,374,477  $1,210,822  $ 985,870    $2,163,655   $2,388,607
Goodwill          20    $ 971,623  $  293,231  $ 244,655    $  678,392   $  726,968


Goodwill represents the excess of the acquisition costs over the fair value of net assets of business acquired. Amortization expense is calculated on a straight-line basis over twenty years. Other intangibles are Customer Lists and Covenants Not-to-Compete. Customer Lists represent listings of customers obtained through acquisitions to which the Company can market its services. Customer Lists are recorded at cost and are amortized on a straight- line basis over the estimated useful life of fifteen years. The Company reviews Goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. If the review indicates impairment, the Company will incur a charge against operations to the extent that carrying value exceeds fair value. Management has determined that fair value exceeds carrying value as of December 31, 1999.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[6] Related Party Transactions

The Company had a management services agreement with a wholly-owned subsidiary of The Sagemark Companies Ltd., then known as Consolidated Technology Group Ltd. (Sagemark)pursuant to which the Company paid a monthly fee of $10,000 through January 1998. Commencing February 1998 such fee was increased to $15,000. The Company terminated the management services agreement effective April 30, 1998.

In July 1997, a subsidiary of Sagemark sold 258,333 shares of common stock to the president of the Company for $1.625 per share, which was the market price on the date of sale. The President issued his five-year non-recourse promissory note in payment of the shares. In August 1997, a Sagemark subsidiary transferred to the President a warrant to purchase 83,334 shares of common stock at $7.50 per share. The Sagemark subsidiary and the president also canceled, ab initio, an option granted by the subsidiary to the president to purchase 133,333 shares of common stock from at $1.50 per share.

The Company has from time to time made advances to three subsidiaries of Sagemark [the "Sagemark Subsidiaries"] which are not owned or controlled by the Company. The aggregate amount of such advances outstanding on December 31,1999 and 1998 was $1,172,000 and $1,615,000, respectively. The Company has recorded interest income from these subsidiaries of $120,000, $130,000 and $130,000 for the three years ended December 31, 1999, 1998,and 1997 respectively.

The advances to the Sagemark Subsidiaries include an obligation from Arc Networks, Inc., (ARC Networks) which is represented by Arc Networks' 10% installment promissory note due August 31, 2003 in the principal amount of $1,216,673 (the "Arc Note"), and an obligation from Sagemark with respect to $325,952. On December 31, 1999, Arc Networks was in default on the Arc Note. The Arc Note is guaranteed by Sagemark and others. In February 2000, the Company agreed to extend the maturity date of the Arc Note until April 24, 2000 in exchange for $15,000 and a transfer to the Company of 50,000 shares of common stock from Sagemark. At December 31, 1999, Arc Networks was no longer an affiliate of the Company.


On May 3, 1999, Sagemark, through a subsidiary, transferred 1,150,000 shares of the Company's common stock to the Company in consideration of the cancellation of shares of Sagemarks Series G 2% Cumulative Redeemable Preferred Stock owned by the Company, including accrued dividends, and certain other obligations due to the Company. The transfer of the 1,150,000 shares to the Company reduced Sagemark's holdings in the Company to 379,994 shares, or approximately 14.2% of its outstanding common stock. Prior to the transfer, Sagemark owned 40.1% of the Company's outstanding common stock. The effect of this transaction is the elimination of the investment in preferred stock of affiliate and the reduction of the amount due from affiliates by $325,952, and an increase in Treasury Stock of approximately $2.6 million, which resulted in a reduction in stockholders equity for the same amount.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENT

[7] Note Payable - Other

At December 31, 1998, a note payable to former stockholders of an acquired subsidiary due September 1996 with interest at 7% remained outstanding. The payment of principal and interest on this note was suspended until the outcome of the Government Printing Office contingency was resolved. The note was paid in full by December 31, 1999.

[8] Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 1999 and 1998 are as follows:

                                                                 December 31,
                                                              1999        1998

Deferred Tax Liabilities                                    $    --      $      --
                                                          --------        ---------
Deferred Tax Assets:
 Allowance for Doubtful Accounts not
  Currently Deductible                                       25,000         25,000
 Net Operating Loss Carryforwards                         1,748,000      1,296,000
                                                         ----------     ---------
Totals                                                    1,773,000      1,321,000

Valuation Allowance                                       1,283,000        599,000
                                                          ---------     ---------
Net Deferred Tax Asset                                      490,000        722,000
Net Deferred Tax Asset - Current Portion                        -0-        144,000
                                                          ---------     ---------
Net Deferred Tax Asset - Non Current                      $ 490,000      $ 578,000

The Company has recorded a net deferred tax asset of $490,000 at December 31, 1999. The realization of the net deferred tax asset is dependent on the Company generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax asset will be realized. The amount of the net deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

The Company's deferred tax asset valuation allowance was $1,283,000 and $599,000 as of December 31, 1999 and 1998, respectively. The valuation allowance represents the tax effects of net operating loss carryforwards and other temporary differences which the Company does not expect to realize. The increase (decrease) in the valuation allowance amounted to $684,000 and $(553,000) for the years ended December 31, 1999 and 1998, respectively.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The current and deferred income tax components of the provision [benefit] for income taxes consist of the following:
                                             Years ended  December 31,
                                      1999           1998           1997
                                      -----          ----          -----

Current:
 Federal                            $       -0-      $ 149,009       $  227,080
 State                                      -0-         49,965           79,637
Tax Benefit of Net Operating
 Loss Carryforwards                         -0-       (168,237)        (227,080)
                                       --------        -------          -------
Totals                              $       -0-      $  30,737       $   79,637

Deferred:
 Federal                            $  181,424       $(286,994)      $ (277,610)
 State                                  50,576        ( 80,006)        ( 77,390)
                                      ---------      ---------         --------
Totals                              $  232,000       $(367,000)      $ (355,000)
                                      --------       ----------        --------
Totals                              $  232,000       $(336,263)      $ (275,363)
                                     ==========      ==========        ========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                               Years Ended December 31,
                                            1999            1998        1997
                                            ----            ----        ----
Federal Statutory Rate                      (34%)           34%           34%

State Income Taxes, net of
 federal tax                                ( 7%)            7%            7%

Federal tax benefit of net operating
 loss carryforwards                          -0-           (32%)         (30%)
(Decrease )Increase in valuation allowance   55%           (81%)         (48%)
                                            -----          -----         -----
Effective tax rate                          14%            (72%)         (37%)
                                            =====          =====         =====

The following summarizes the operating loss carryforwards by year of expiration:

                  Amount                 Expiration Date
                $   80,000               December 31, 2009
                 2,163,000               December 31, 2010
                   189,000               December 31, 2011
                   438,000               December 31, 2012
                 1,500,000               December 31, 2014
                 ---------
                $4,370,000
                ==========

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[9] Commitments
The Company leases office space and several office machines under operating leases which expire in 2002. The following is an analysis of future minimum lease commitments as of December 31, 1999:

1999                    202,802
2000                    174,066
2001                    155,660
2002                     14,955
2003                        -0-
                       --------
Total           $       547,483

Rent expense amounted to $202,802, $225,198 and $211,503 for the years ended December 31, 1999, 1998 and 1997, respectively.

[10] Contingencies
In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by us. Mr. Corace was the president of Job Shop Technical Services, Inc., from which we, through one of our present subsidiaries, purchased assets in November 1994. We believe that the action is without merit, we are contesting this matter and we have filed counterclaims against Mr. Corace.

In December 1999, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Vero International, Inc. against Trans Global Services, Inc. seeking damages of approximately $45,000 for goods sold and delivered for an agreed price and for reasonable value. We believe that we have valid defenses to the claims.

Due to the uncertainties in the legal process it is reasonably possible that management's view of the outcome of the above matters may change in the near term.

[11] Fair Value of Financial Instruments
Effective December 31, 1995, the Company adopted SFAS No. 107, which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences or realization or settlement. The following table summarizes financial instruments by individual balance sheet accounts as of December 31, 1999 and 1998:
                                  Carrying Amount              Fair Value
                                   December 31,               December 31,
                                1 9 9 9      1 9 9 8     1 9 9 9       1 9 9 8

Investment in Preferred Stock
of Affiliate                   $      -0-  $2,237,230   $      -0-  $2,237,230
Debt Maturing Within One Year  $2,056,372  $2,774,011   $2,056,372  $2,774,011
---------------------------

                                        F-18

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

[12] Economic Dependency
In 1999, three customers accounted for revenue of approximately $17 million, or 47% of the Company's total revenue. Accounts receivable of $670,000 were due from these customers collectively at December 31, 1999. In 1998, three customers accounted for approximately $40 million, or 60% of the Company's total revenue. Accounts receivable of $1,720,000 were due from these customers collectively at December 31, 1998. In 1997, three customers of the Company, accounted for approximately $48 million, or 63% of revenue. Accounts receivable of $2,700,000 were due from these customers collectively at December 31, 1997.

                                       Revenues for the twelve
                                      months ended December 31

                                     1999          1998         1997

Lockheed-Martin                      7,300,000     12,200,000   13,200,000
Bell Helicopter Textron              4,900,000
Boeing                               4,600,000     16,300,000   19,600,000
Northrop Grumman                                   11,600,000   15,100,000
                                     ---------     ----------   ----------
                                    16,800,000     40,100,000   47,900,000

[13] Stockholders Equity

At December 31, 1999, the authorized capital stock of the Company consisted of 5,000,000 shares of preferred stock, par value $.01 per share, and 25,000,000 shares of common stock, par value $.01 per share. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

At December 31, 1999, 1998 and 1997 there were no shares of any series of preferred stock outstanding.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS


At December 31, 1999, there were outstanding warrants to purchase 892,312 shares of Common Stock at prices ranging from $7.50 - $21.00 per share.

A summary of warrant activity is as follows:

                               1999                  1998                 1997
                               Weighted              Weighted           Weighted
                               Average               Average            Average
                               Exercise              Exercise           Exercise
                    Shares     Price       Shares    Price     Shares   Price

Outstanding-Beginning
 of Years            901,485   $ 9.07     913,359    $9.36     1,137,434  $13.92
Granted or Sold
 during the years         --       --          --       --            --      --
Cancelled during
 the years                --       --          --       --            --      --
Expired during
 the years             9,173    50.70      11,874    30.95       224,075   32.51
Exercised during
 the years                --       --          --       --            --      --
Outstanding-
 End of Years         892,312    8.64     901,485     9.07       913,359    9.36
                      =======     ====    =========    =====     =======  =====
Exercisable -
 End of Years         816,662    7.50     825,835     7.98       837,109    8.31
                      =======     ====    =========    =====     =======  =====

The following table summarizes warrant information as of December 31, 1999

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

  7.50                      816,662          1.3 Years            7.50
 21.00                       75,650            (A)               21.00
                            -------
                            892,312

(A) These warrants are exercisable immediately upon issuance and expire 45 days after a registration statement covering the shares of Common Stock is declared effective by the Securities and Exchange Commission.

[14] Stock Option Plans

The Company has four stock option plans. In 1993, the Company adopted the 1993 Stock Incentive Plan [the "1993 Plan"], covering an aggregate of 25,000 shares of Common Stock. In January 1995, the board of directors adopted the 1995 Stock

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

Incentive plan [the "1995 Plan"], pursuant to which stock options and stock appreciation rights can be granted with respect to 50,833 shares of Common Stock. In May 1995, the board of directors adopted, and, in March 1996, the stockholders approved the 1995 Long Term Incentive Plan [the "1995 Incentive Plan"], initially covering 83,333 shares of Common Stock.

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

In October 1997, the committee granted incentive stock options to purchase an aggregate of 216,000 shares of common stock at $3.875 per share, being the fair market value on the date of grant. Such options were granted to Mr. Joseph G. Sicinski, president of the Company, who received an option to purchase 90,000 shares of common stock, Mr. Lewis S. Schiller, chairman of the board of the Company, at that time, who received an option to purchase 25,000 shares of common stock, one other officer, who received an option to purchase 20,000 shares of common stock and twenty other employees who received options to purchase an aggregate of 81,000 shares of common stock. All options have a 5 year term.

During 1998, the Company adopted the 1998 Long-Term Incentive Plan (the "1998 Plan"), covering 350,000 shares of common stock. In June 1998, the committee granted stock options to purchase an aggregate of 215,000 shares of common stock at $4.00 per share, being the fair market value on the date of grant. In December 1998, these options were repriced to $1.25 per share of common stock, the fair market value on that date. All options are fully vested as of December 31, 1998. Such options were granted to Mr. Joseph G. Sicinski, president and CEO of the Company, who received an option to purchase 60,000 shares of common stock, two other officers who received options to purchase an aggregate of 40,000 shares of common stock, the chairman of the board received options to purchase 20,000 shares of common stock, the three other directors of the Company each received options to purchase 10,000 shares of common stock and seven other employees who received options to purchase an aggregate of 65,000 shares of common stock. All options have a five year term.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

In June 1999, the committee granted stock options to purchase an aggregate of 254,332 shares of common stock at $.80 per share, being the fair market value on the date of grant.

In December 1999, the board of directors repriced all of the outstanding stock options held by present employees and directors to $.53, the fair market value on that date.

No compensation cost was recognized for stock-based employee awards.

A summary of the activity under the Company's stock option plans is as follows:

                              1993            1995          1995          1998
                              Plan            Plan     Incentive Plan     Incentive Plan
Options Outstanding
 and Exercisable
 - December 31, 1996          18,992          5,833        218,333               --
Weighted Average Exercise
    Price                    $ 13.50       $   5.28       $   6.75               --
Granted                           --             --        216,000               --
Exercised                         --             --             --               --
Canceled                          --             --             --               --

Options Outstanding
 and Exercisable
  - December 31, 1997         18,992         5,833         434,333               --
Weighted Average Exercise
    Price                    $ 13.50       $  5.28        $   5.39               --
Granted                           --            --              --          215,000
Exercised                         --            --              --               --
Canceled                          --            --        (141,169)              --

Options Outstanding and
  Exercisable
  - December 31, 1998         18,992         5,833         293,164          215,000

Weighted Average Exercise
    Price                    $ 13.50       $  5.28        $   5.39         $   1.25
Granted                           --            --         122,224          132,108
Exercised                         --            --              --              -0-
Canceled                          --            --              --          (10,000)

Options Outstanding and
  Exercisable
  - December 31, 1999         18,992        5,833         415,388          337,108
Weighted Average Remaining
   Contractual Life             .16 years     .08 years      4.42 years       4.0 years

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes option information as of December 31, 1999

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

   .53                      337,108           4.0  Years           .53
   .53                      415,388           4.42 Years           .53
  5.28                        5,833            .08 Years          5.28
 13.50                       18,992            .16 Years         13.50

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $ 135,441, $168,439, and $538,460 for the years ended December 31, 1999, 1998 and 1997, respectively, and the Company's net income (loss) and net income (loss) per share would have been as follows:
                                                 Years ended
                                                 December 31,
                                       1 9 9 9        1 9 9 8       1 9 9 7

Net(Loss) Income as Reported        $(1,853,031)     $ 805,261    $1,022,881
                                      ==========     =========     ===========
Pro Forma Net(Loss) Income          $(1,988,472)       636,822       484,421
                                      ==========     =========     ===========
Basic (Loss) Earnings
 Per Share as Reported                $    (.61)           .21           .27
                                      ==========     =========     ===========
Pro Forma Basic (Loss) Earnings
 Per Share                            $    (.65)     $     .17    $      .13
                                      =========     ===========   ============

The fair  value of  options  and  warrants  [See  Note 13] at date of grant  was estimated using the fair value based method with the following  weighted average assumptions:
                                  1999    1998     1997
Expected Life [Years]               4        5        5
Interest Rate                     6.4%    4.67%     6.0%
Annual Rate of Dividends            0%       0%       0%
Volatility                     120.53%   71.99%   87.61%

The weighted average fair value of options at date of grant using the fair value based method during 1999, 1998, and 1997 is estimated at $0.44, $0.78 and $2.79 respectively.

[15] Employment Benefit Plans

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Employees become eligible for participation after completing three months of service and attaining the age of twenty-one. The Company has the option to make a matching contribution to the Plan for the years ended December 31, 1999, 1998 and 1997, however, it has not made any matching contributions to the Plan.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[16] New Authoritative Accounting Pronouncements
The Financial Accounting Standards Board (FASB) has had on its agenda a project to address certain practice issues regarding Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The FASB plans on issuing various interpretations of APB Opinion No.25 to address these practice issues. The proposed effective date of these interpretations would be in the issuance date of the final Interpretation, which is expected to be in 2000. If adopted, the Interpretation would be applied prospectively but would be applied to plan modification and grants that occur after December 15, 1998. The FASB's tentative interpretations are as follows:

The FASBs tentative conclusions relating to its project addressing certain practice issues regarding APB Opinion No. 25, Accounting for Stock Issued to Employees, was to limit the definition of an employee to individuals who met the common law definition of an employee. Thus, anyone who did not meet this definition, including outside members of the Board of Directors, would be excluded from the scope of APB Opinion No.25. Accordingly, the cost of issuing stock options to outside members of the Board of Directors would have had to be determined in accordance with FASB Statement No. 123, Accounting for Stock-Based Compensation, usually resulting in an expense in the period of the grant (the service period could be prospective, however see EITF 96-18). At its August 11, 1999 Board meeting however, the FASB decided to reverse its prior tentative conclusion in this regard and to continue to extend APB Opinion No. 25 accounting treatment to options granted to outside directors for their services as directors. Accordingly, as long as the stock option exercise price is equal to or greater than the fair value of the underlying stock at the measurement date (usually date of grant), no expense needs to be recorded for the issuance of stock options to outside members of the Board of Directors.

The FASB, however, is apparently not reversing itself on requiring companies that reprice their employee fixed stock options to expense any subsequent increases in the value of those options (i.e., variable grant accounting).

(17)  Subsequent Events
To provide additional working capital, the Company raised $1,000,000 in January, 2000. This money was raised through the issuance of a 10% subordinated promissory note due 18 months from the date of issuance, or earlier upon the Companys receipt of payment of the Arc Note. In connection with these notes, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors and others who assisted the Company in the financing.

The Company has utilized $500,000 of the proceeds as a loan to i-engineering.com, Inc. with an interest rate of 10% for a period of 120 days. In connection with the loan to i-engineering.com, the Company acquired an equity interest in i-engineering and agreed to issue 270,000 shares of common stock to i-engineering.

(18)  Subsequent Events - Unaudited
On March 16, 2000, our common stock was delisted from the Nasdaq SmallCap Market because we failed to hold a stockholders meeting in 1999. Although we have appealed the decision, we cannot assure you that our common stock will be relisted on the Nasdaq SmallCap Market. Our common stock may become subject to the SEC's penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

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

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 7

Amendment dated this 23 day of March, 1999, to the employment agreement (the"Agreement") dated October 15, 1997, between Trans Global Services, Inc., a Delaware corporation (the "Company") , and its subsidiaries, Avionics Research Corporation, Avionics Research Corporation of florida and Resource Management International, Inc., the Company and its subsidiaries being collectively referred to as "TGS:, and Joseph G. Sicinski ("Executive")

                    W I T N E S S E T H

WHEREAS, TGS has employed Executive as president and chief operating officer pursuant to the Agreement; and
WHEREAS, Executive has been elected as TGS' chief executive officer, and WHEREAS, the parties desire to extend the term of Executive's employment pursuant to the Agreement and to provide for certain benefits to him in the event of a change of control;

WHEREFORE, the parties do hereby agree as follows:

1. Paragraph I.0 of the Agreement is hereby amended to extend the terms of Executive's employment until September 30, 2005.

2. Executive shall hold the positions of president and chief executive officer.

3. The following provisions shall be applicable in the event of a change of control of the Company.

(a) (i) In the event of a Change of Control Termination, as hereinafter defined, the Company shall: within thirty (30) days after the date of termination of employment, pay to Executive, as a severancee payment, an amount equal to the greater of (A) the Severance Payment, as hereinafter defined, or (B) five (5) times Executive's Aggregate Annual Compensation, as hereinafter defined, in effect on the Change of Control Date, as hereinafter defined.

(ii) The payment pursuant to this Paragraph 3(a) shall be (A) in lieu of any other serverance or other payments due to Executive as a result of the termination of his employment whether under this Agreement or otherwise and (B) in addition to any compensation, benefits or other payments due to Executive which were accrued on, or which relate to period prior to, the effective date of such termination.

(b) As used in this Paragraph 3, the following terms shall have the meanings set forth below.

(i) A "Change of Control Termination: shall mean any termination by the Company or by Executive of Executive's employment (other than a termination by the Company for cause pursuant to Paragraph 5.6 of the Agreement or a termination as a result of Executive's death) if the effective date of the termination of employment is within two (2) years after the Change of Control Date.

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 8

(ii) The Change of Control Date" shall mean the date on which a Change of Control Event occurs.

(iii) A "change of Control Event" shall occur if (A) the assets or controlling stock of TGS are sold to another entity (B) merged with another entity resulting in TGS not being the surviving company in control, (C) reorganization resulting in Executive being removed from position of president and chief executive officer or director, or (D) during any period of two consecutive years, individuals who, at the beginning of such period, constitute the Company's board of the directors cease, for any reason, to constitute at Least a majority thereof unless the election of each new director was nominated or ratified by at least two-thirds of the directors then still in office who either (x) were directors at the beginning of such period or (y) were elected by a vote of board of directors which included the affirmative vote of all of the directors who were directors at the beginning of the period.

(iv) The "Severance Payment" shall mean an amount equal to Executive's Aggregate Annual compensation multiplied by the number of years, rounded to the next highest one-tenth (1/10) of a year, remaining in the Team.

(v) The "Aggregate Annual Compensation" shall mean one (1) year's Salary at the annual in effect on the date of termination of employment, the Applicable Bonus, as hereinafter defined, and the cost or value, as the case may be, of the annual benefits provided to Executive pursuant to Paragraphs 3.4, 3.5, 4.1 and 4.2 of the Agreement.

(vi) The "Applicable Bonus" shall mean the highest bonus which either (A) was paid to Executive during the term of this Agreement, (B) was payable pursuant to the terms of this Agreement, (C) would be payable to Executive pursuant to this Agreement if the results of the Company's operations through the end of the month prior to the date of termination of employment were annualized for the year, or (D) was authorized (but not paid) prior to the Change of Control Date.

(C) (i) Upon the occurrence of a Change in Control Event, the Company shall pay, and indemnify Executive against, all costs and expenses, including, without limitation, the reasonable fees and expenses of attorneys, arbitrators, experts and witnesses, incurred on or on behalf of Executive in connection with any arbitration or legal claim or proceeding arising from this Agreement or the interpretation thereof, if Executive is successful, in whole or in part, on the merits or otherwise, in any such claim or proceeding. If any such claim is settled either by any payment to Executive or by any reduction in the amount claimed by the Company against Executive, Executive shall be deemed to have been successful.

(ii) The company shall advance all such costs and expenses incurred by or on behalf of Executive in connection with any such claim or proceeding within twenty (20) days after the receipt by the Company of a statment or statements

EXHIBIT 10.1
Employment agreement dated October 15, 1997, between the Company and Joseph G. Sicinski
Page 9

from Executive requesting such advance or advances from time to time, whether prior to or after final disposition of such claim or proceeding. Such statement or statements shall reasonably evidence the costs and expenses incurred by Executive and shall include or be preceded or accompanied by an undertaking by or on behalf of Executive to repay any costs and expenses advanced if it shall ultimately be determined that Executive is not entitled to be indemnified against such costs and expenses.

4. Except as modified by this Amendment, the Agreement shall remain in full force and effect.

IN WITNESS WHEREOF, the Agreement has been duly executed by the parties on the day and year first aforesaid.


                                      TRANS GLOBAL SERVICES, INC.

                                 By:  Glen R. Charles, Chief Financial Officer

                                      AVIONICS RESEARCH CORPORATION

                                 By:  Glen R. Charles, Chief Financial Officer

                              AVIONICS RESEARCH CORPORATION OF FLORIDA

                                 By:  Glen R. Charles, Chief Financial Officer

                              RESOURCE MANAGEMENT INTERNATIONAL, INC.

                                 By:  Glen R. Charles, chief Financial Officer

                                     -------------------------------------
                                      Joseph G. Sicinski

EXHIBIT 10.8 RESTATED AGREEMENT

                              RESTATED AGREEMENT

RESTATED AGREEMENT, dated as of the 21st day of January, 2000, by and between i-engineering.com, Inc., a Delaware corporation (the "i-engineering"), and Trans Global Services, Inc., a Delaware corporation (the "Trans Global").

                            W I T N E S S E T H:

WHEREAS, i-engineering and Trans Global are parties to an agreement (the "Prior Agreement") dated as of January 21, 2000, and they desire to amend and restate the Prior Agreement as of such date; and

WHEREAS,i-engineering has requested Trans Global to make a loan (the "Loan") of five hundred thousand dollars ($500,000) on the terms and conditions set forth in this Agreement; and

WHEREAS, in order to induce Trans Global to make the Loan, i-engineering has agreed to make the representations, warranties and covenants hereinafter set forth, and to accept the other terms, conditions and provisions hereinafter set forth; and

WHEREAS, i-engineering desires that Trans Global perform certain services for i-engineering which i-engineering believes will enhance its business, and Trans Global is willing to perform such services; and

WHEREAS,   Trans  Global  desires  to  acquire  from  i-engineering   shares  of
i-engineering's common stock, par value $.0001 per share ("i-engineering Common Stock"); and

WHEREAS,  i-engineering  desires to acquire  from Trans  Global  shares of Trans
Global's  common stock,  par value $.01 per share ("Trans Global Common Stock");
and

WHEREAS, i-engineering desires to elect Mr. Joseph G. Sicinski as a director of i-engineering; and

WHEREAS, Trans Global desires to propose the election of Mr. Naval Kapoor as a director at its next annual meeting of stockholders;

NOW, THEREFORE, intending to be legally bound, all of the parties hereto agree as follows:

1.       The Loan.

(a) At the Closing, as hereinafter defined, Trans Global shall lend i-engineering the sum of five hundred thousand dollars ($500,000), which loan is referred to as the "Loan"; provided, however, that Trans Global may make loans in advance of the Closing. Each Loan shall be evidenced by i-engineering's 10% promissory note (the "Note" and collectively, the "Notes") in the form attached as Exhibit A to this Agreement, appropriately completed on behalf of i-engineering, dated the date of the advance and in the principal amount of the Loan.

(b) The Loan shall be made at or prior to a closing (the "Closing") to be held contemporaneously with the execution of this Agreement at the offices of Trans Global, 1393 Veterans Memorial Highway, Hauppauge, New York 11788 or at such other location as may be determined by Trans Global and i-engineering. The date of the Closing is referred to as the "Closing Date."

EXHIBIT 10.8 RESTATED AGREEMENT

2.       Issuance of Common Stock.

(a) At the Closing, i-engineering shall issue to Trans Global or its designees an aggregate of 1,550,000 shares (the "i-engineering Shares") of its i-engineering Common Stock. Trans Global acknowledges that the Shares constitute restricted securities, as defined in Rule 144 of the Securities and Exchange Commission (the "Commission") pursuant to the Securities Act of 1933, as amended (the "Securities Act"), and will bear i-engineering's standard investment legend. The i-engineering Shares are to be issued pursuant to a subscription agreement between Trans Global and i-engineering dated as of the date of this Agreement.

(b) As soon as practical after the Closing, but not later than forty five (45) days after the Closing, Trans Global shall issue to i-engineering an aggregate of 270,000 shares (the "Trans Global Shares") of Trans Global Common Stock. i-engineering acknowledges that the Shares constitute restricted securities, as defined in Rule 144 of the Commission pursuant to the Securities Act, and will bear Trans Global's standard investment legend.

(c) Trans Global represents and warrants with respect to the i-engineering Shares, and i-engineering represents with respect to the Trans Global Shares, that such shares are being acquired for the account of Trans Global or i-engineering, as the case may be, for investment and not with a view to the sale of distribution thereof, and that such shares may not be sold or otherwise transferred except pursuant to an effective registration statement or pursuant to an exemption to the registration requirements of the Securities Act, and that, with respect to shares being sold pursuant to an exemption to such registration requirements other than pursuant to Rule 144 or Rule 144(k) of the Commission pursuant to the Securities Act, the issuer may require, as a condition to effecting any such transfer, an opinion of counsel as to the availability of an exemption. Notwithstanding the foregoing, Trans Global has advised i-engineering that it has entered it agreements with certain of its security holders pursuant to which it will transfer to such security holders a portion of the I-Engineeering Shares issuable to Trans Global.

3. Representations and Warranties of i-engineering. i-engineering represents and warrants to Trans Global as follows:

(a) i-engineering (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has the power and authority (corporate and other) to own its properties and to carry on its business as now being conducted, (ii) is duly qualified to conduct its business in the State of Connecticut and in each other jurisdiction wherein the conduct of its business or the ownership of its properties are such as to require such qualification and the failure to so qualify would have a Material Adverse Effect, as hereinafter defined, upon its business, prospects or financial condition, and (iii) has the power to borrow as contemplated by this Agreement and to execute and perform its obligations under this Agreement and the Note. i-engineering has no subsidiaries or equity interests in any corporation, partnership, limited liability company trust or other entity except Vero Engineering N.V., a Belgian corporation which is more than 99% owned by i-engineering, and Engineering Software Lab, LLC, a New Jersey limited liability company which is wholly owned by i-engineering, and Engineering Software Lab PVT Ltd., an Ahmedabad, India corporation, which is wholly-owned by Engineering

EXHIBIT 10.8 RESTATED AGREEMENT

Software Lab, LLC, all of which entities are collectively referred to as the "Subsidiaries" and each, individually, as a "Subsidiary." A "Material Adverse Effect," with respect to either party, shall mean a material adverse effect on the business, operations, assets, operating results, liabilities, property, employee and customer relations or prospects of such party or any of its subsidiaries or would impair the rights of the other party under this Agreement or, in the case of i-engineering, the Notes.

(b) The execution, delivery and performance by i-engineering of this Agreement, the borrowing made by i-engineering pursuant to this Agreement, the execution and delivery of the Notes by i-engineering and the issuance of the i-engineering Shares and the Director Shares, as hereinafter defined, have been duly authorized by all requisite corporate action. Neither the execution and delivery of this Agreement and the Notes by i-engineering nor the issuance and delivery of the i-engineering Shares or the Director Shares will violate (i) any provision of law or any governmental rule or regulation applicable to i-engineering or any Subsidiary or the certificates of incorporation or by-laws and/or other organizational documents of i-engineering or any Subsidiary, or
(ii) any order of any court or other agency of government binding on i-engineering or any Subsidiary or any indenture, agreement or other instrument to which i-engineering or any Subsidiary is a party, or by which i-engineering or any Subsidiary any of their respectively properties are bound, in either case where the violation would have a Material Adverse Effect, and will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or other instrument, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the property or assets of i-engineering or any Subsidiary. Each of this Agreement and the Note are legal, valid and binding obligations of i-engineering, enforceable in accordance with their terms.

(c) The i-engineering Shares and the Director Shares have been duly authorized for issuance and, when issued pursuant to this Agreement, will be duly and validly authorized and issued, fully paid and non-assessable and not subject to any preemptive rights or rights of first refusal.

(d) i-engineering has an authorized capital stock consisting of 2,000,000 shares of preferred stock, par value $.0001 per share, none of which have been issued or authorized for issuance, and 18,000,000 shares of i-engineering Common Stock, of which not more than 13,983,332 shares issued and outstanding; 2,400,000 shares are reserved for issuance upon the exercise of options, including a stock option plan under consideration, excluding the i-engineering Shares and the Director Shares. Upon issuance of the i-engineering Shares and the Director Shares there shall be not more than 15,000,000 shares of i-engineering Common Stock either outstanding or reserved for issuance. Trans Global understands that additional shares of i-engineering Common Stock may be issued or reserved for issuance in connection with a proposed private placement by i-engineering.

(e) i-engineering and each Subsidiary has good and marketable title to its properties and assets, and all such properties and assets are free and clear of mortgages, pledges, liens, charges and other encumbrances. Neither i-engineering nor any Subsidiary owns any real property.

EXHIBIT 10.8 RESTATED AGREEMENT

(f) All Intellectual Property Rights used by i-engineering and each Subsidiary in its business, including all Intellectual Property Rights incorporated in its website, have been developed by i-engineering or a Subsidiary and is owned by i-engineering or a Subsidiary, subject to no liens or encumbrances, or has been licensed to i-engineering or a Subsidiary by a third party who has the right to grant i-engineering or such Subsidiary such license. Neither i-engineering nor any Subsidiary pays any royalty to anyone with respect to any Intellectual Property Rights of any kind and description. Neither i-engineering nor any Subsidiary has granted any person any license, right or interest, including any security interest or option, with respect to any Intellectual Property Rights. None of i-engineering's or the Subsidiaries' rights in and to any Intellectual Proprietary Rights are or will be affected by the consummation of the transaction contemplated by this Agreement. There has been no claim asserted or litigation challenging or threatening to challenge the right, title or interest of i-engineering or any Subsidiary with respect to any of its Intellectual Proprietary Rights; and no activity, service or procedure conducted by i-engineering or any Subsidiary infringes or violates any Intellectual Property Rights of any other party. As used in this Agreement, the term "Intellectual Property Rights" shall mean all trade names, trademarks, service marks and trade marks, patents, patent applications, proprietary products, trade secrets, software, programs, hardware, firmware, middleware, designs, license rights and all other intellectual property rights, whether or not any of the foregoing are registered with the United States Patent and Trademark Office, which are owned by i-engineering or any Subsidiary as of the date of this Agreement or in which i-engineering or any Subsidiary has any right or interest or are used by i-engineering or any Subsidiary in the conduct of its business.

(g) There are no actions, suits or proceedings (whether or not purportedly on behalf of i-engineering or any Subsidiary) pending or, to the knowledge of i-engineering, threatened against or affecting i-engineering or any Subsidiary at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions contemplated by this Agreement or the Note or which, if adversely determined against i-engineering or the Subsidiary, would have a Material Adverse Effect.

(h) Neither i-engineering nor any Subsidiary is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which in any instance or in the aggregate would have a Material Adverse Effect.

(i) Neither i-engineering nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction, or to any judgment, order, writ, injunction, decree or regulation materially and adversely affecting its business, properties or assets, operations or condition (financial or otherwise). Neither i-engineering nor any Subsidiary is in default in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any agreement or instrument to which it is a party in any manner which would have a Material Adverse Effect.

EXHIBIT 10.8 RESTATED AGREEMENT

(j) To the best of i-engineering's knowledge, i-engineering and the Subsidiaries are in complete compliance with all of the provisions of ERISA and i-engineering, the Subsidiaries and each ERISA Affiliate, as hereinafter defined, have made all payments due with respect to each plan which is subject to ERISA not later than the date such payments were due, and neither i-engineering nor any Subsidiary has any liability for any penalties or other assessments relating to the plans or otherwise under ERISA. No Reportable Event, as defined in Section 4043(b) of ERISA or the regulations thereunder for which the thirty (30) days' notice requirement has not been waived by the Pension Benefit Guaranty Corporation, has occurred with respect to any plan administered by i-engineering any Subsidiary or any administrator designated by i-engineering or any Subsidiary or any ERISA Affiliate. There is, and on the Closing Date there will be, no unfunded liability under any plan. Neither i-engineering, any Subsidiary nor any ERISA Affiliate has engaged in any prohibited transaction (within the meaning of Section 406 of ERISA or Section 4975 of the Internal Revenue Code, excluding any transactions which are exempt under Section 408 of ERISA or Section 4975 of the Internal Revenue Code) with respect to any plan which i-engineering, any Subsidiary or any ERISA Affiliate maintains, or to which i-engineering, any Subsidiary or any ERISA Affiliate contributes, which could subject it or any such other person to any material liability. There are no material actions, suits or claims pending or, to i-engineering's knowledge, any material actions, suits or claims which could reasonably be expected to be asserted, against any plan maintained by i-engineering, any Subsidiary or any ERISA Affiliate, the assets thereof, or against it in connection with any plan. i-engineering is not a participant in or contributor to any multi-employer benefit plan. The term "ERISA Affiliate" shall mean any entity that is a member of a "controlled group of corporations" with, or is under "common control" with, or is a member of the same "affiliated service group" with i-engineering as defined in Section 414(b), 414(c) or 414(m) of the Internal Revenue Code. With respect to Subsidiaries operating outside of the United States, such Subsidiaries have made all payments and have otherwise fully complied with all pension and related obligations under applicable law. As used in this Agreement, the term "to the best of i-engineering's knowledge" or words of like import shall mean and include (i) actual knowledge and (ii) that knowledge which a prudent businessperson would reasonably have obtained in the management of such person's business affairs after making due inquiry and exercising the due diligence which a prudent businessperson should have made or exercised, as applicable, with respect thereto. In connection therewith, the knowledge (both actual and constructive) of i-engineering shall include knowledge of the chief executive officer, chief operating offer, chief financial officer, president or any vice president of i-engineering.

(k) No registration with, or consent or approval of, or other action by, any federal, state or other governmental authority or regulatory body is required in connection with the borrowing and guarantee contemplated by this Agreement or the execution, delivery and performance by i-engineering of this Agreement or the Note. To the best of i-engineering's knowledge, i-engineering and each Subsidiary possesses all licenses, permits, certificates, approvals and the like ("Licenses") necessary for the lawful operation of its business. All such Licenses are in full force and effect and there exists no threat (whether formal or informal) of a revocation or suspension of any of the Licenses.

EXHIBIT 10.8 RESTATED AGREEMENT

(l) To the best of i-engineering's knowledge, i-engineering and each Subsidiary are in compliance with the requirements of all applicable laws, rules, regulations and orders of any governmental authority applicable to them, including, without limitation, laws, rules and regulations, relating to hazardous waste, hazardous substances and materials, asbestos and other environmental matters, health and safety, employment and labor relations, pension and employee benefit (including ERISA) and all other laws, rules and regulations the breach of which or noncompliance with which would have a Material Adverse Effect. Neither i-engineering nor any Subsidiary has received any formal or informal notice or advice to the effect that i-engineering or any Subsidiary has become or may become primarily responsible for any environmental clean-up and remediation work or any similar obligations or responsibilities which may be imposed subsequent to the date of this Agreement.

(m) i-engineering and each Subsidiary maintain insurance policies in such amounts and against such risks and with such insurers, as is necessary to protect their assets and properties.

4. Representations and Warranties of Trans Global. Trans Global represents to i-engineering as follows:

(a) Trans Global is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has the power and authority (corporate and other) to own its properties and to carry on its business as now being conducted.

(b) The execution, delivery and performance by Trans Global of this Agreement and the issuance of the Trans Global Shares have been duly authorized by all requisite corporate action. Neither the execution and delivery of this Agreement by Trans Global nor the issuance and delivery of the Trans Global Shares will violate (i) any provision of law or any governmental rule or regulation applicable to Trans Global or the certificate of incorporation or by-law of Trans Global, or (ii) any order of any court or other agency of government binding on Trans Global or any indenture, agreement or other instrument to which Trans Global is a party, or by which Trans Global or any of its properties are bound, in either case where the violation would have a Material Adverse Effect, and will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or other instrument, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the property or assets of Trans Global. This Agreement is the legal, valid and binding obligation of Trans Global and enforceable in accordance with its terms.

(c) The Trans Global Shares have been duly authorized for issuance and, when issued pursuant to this Agreement, will be duly and validly authorized and issued, fully paid and non-assessable and not subject to any preemptive rights or rights of first refusal.

(d) Trans Global has provided i-engineering with a copy of (i) Trans Global's Form 10-K for the year ended December 31, 1998, (ii) Trans Global's Form 10-Q for the quarter ended September 30, 1999, and (iii) each of Trans Global's Form 8-K filed with the Commission subsequent to December 31, 1998 (collectively, the "Trans Global SEC Documents"). Trans Global has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the twelve months prior to the date of this Agreement. The Trans Global SEC

EXHIBIT 10.8 RESTATED AGREEMENT

Documents, as of their respective dates, complied in all material respects with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder, and, to the best of Trans Global's knowledge, none of the Trans Global SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. i-engineering is aware that Trans Global sustained a loss for the year ended December 31, 1999, and that losses are continuing.

5.       Agreement Concerning Directors.

(a) On the Closing Date, i-engineering shall have elected Joseph G. Sicinski as a director of i-engineering and shall have issued to him 100,000 shares of i-engineering Common Stock (the "Director Shares") in connection with his election as a director. i-engineering agrees to elect Mr. Sicinski as a director until January 31, 2003; provided, that if i-engineering is subject to the proxy rules under the Securities Exchange Act of 1934, as amended, i-engineering shall, during such period, include Mr. Sicinski as one of the board of directors' nominees for election as a director and use its best efforts to have him elected as a director.

(b) At its next annual meeting of stockholders, Trans Global will include Naval Kapoor as one of the board of directors' nominees for election as a director.

6. Conditions of Lending. The obligation of Trans Global to make the Loan is subject to the following conditions precedent:

(a) The representations and warranties of i-engineering set forth in Paragraph 3 of this Agreement shall be true and correct as of the Closing Date.

(b) i-engineering shall be in compliance with all the terms and provisions set forth in this Agreement on its part to be observed or performed, and no Event of Default, as defined in the Note, shall have occurred and be continuing and no event shall have occurred which, with the giving of notice of the passage of time, would result in an Event of Default.

(c) i-engineering shall have issued and delivered the i-engineering Shares to Trans Global.

(d) i-engineering shall have elected Joseph G. Sicinski as a director and shall have issued and delivered the Director Shares to Mr. Sicinski.

(e) i-engineering shall have delivered to Trans Global on the Closing Date the following documents in form and substance satisfactory to Trans Global, each dated (except as otherwise set forth below) as of the Closing Date:

(i) The Notes (to the extent not previously delivered) payable to the order of Trans Global in the form of Exhibit A to this Agreement duly completed and executed by i-engineering and dated as of the Closing Date.

(ii)  The  certificate  of  the  chief  executive  and  financial   officers  of
i-engineering as to the matter set forth in Paragraphs 5(a) and (b) of this Agreement.

EXHIBIT 10.8 RESTATED AGREEMENT

(iii) Copies of following supporting documents:

(A) Copies of the certificate of incorporation of i-engineering certified by the Secretary of State of the State of Delaware;

(B) Certificate of good standing for i-engineering from the Secretary of State of the State of Delaware and Connecticut;

(C)  Certificates  of  resolution,   incumbency  and  corporate   documents  for
i-engineering in form and substance satisfactory to Trans Global;

(D) Copies of the by-laws of i-engineering, certified by the corporate secretary.

7. Use of Proceeds. i-engineering shall use the proceeds of the Loan only for working capital purposes. No portion of the proceeds of the Loan shall be used to pay any of i-engineering's loans, indebtedness or other obligations to its officers, directors and 5% stockholders, provided, however, that working capital shall include compensation at annual rates acceptable to Trans Global which are payable after the Closing Date.

8. Services by Trans Global. Trans Global shall provide i-engineering with services to assist i-engineering in developing its business. These services include the use by i-engineering of Trans Global's resume data base to solicit membership and exposure by Trans Global of i-engineering's program to its client base and related services to the extent that Trans Global deems such services reasonable.

9. Registration Rights. Trans Global and any person to which it transfers any of the i-engineering Shares and i-engineering shall be entitled to the registration rights set forth in registration rights agreements between the parties with the same force and effect as if such rights were set forth in this Agreement.

10.      Miscellaneous.

(a) Any notice, request, demand, statement, authorization, approval or consent made hereunder shall be in writing and signed by the party giving such notice, and delivered personally or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, or by facsimile transmission or similar means of communication if receipt is confirmed or if transmission of such notice is confirmed by mail or overnight courier service as provided in this Paragraph 10(a). Notices shall be deemed to have been received on the date of receipt. Notices shall be sent to the parties as follows:

         If to i-engineering:  i-engineering.com, Inc.
                               Four Armstrong Road; Building 2
                               Third floor
                               Shelton, Connecticut 06484
                               Attention of Mr. Naval Kapoor, President and CEO
                               Fax: (203) 402-0800

EXHIBIT 10.8 RESTATED AGREEMENT


         With a copy to:       Cramer & Anderson LLP
                               51 Main Street
                               New Milford, Connecticut 06776
                               Attention of Mitchell J. Melnick, Esq.
                                            Fax: (860) 355-9460

         If to Trans Global:   Trans Global Services, Inc.
                               1393 Veterans Memorial Highway
                               Hauppauge, New York 11788
                               Attention of Mr. Joseph G. Sicinski, President
                                            and CEO
                               Fax: (516) 724-0039

         With a copy to:       Esanu Katsky Korins & Siger, LLP
                               605 Third Avenue
                               New York, New York 10158
                               Attention of Asher S. Levitsky P.C.
                               Fax: (212) 953-6899

Any party may, by like notice, change the address, person or fax number to which notice shall be sent.

(b) All covenants, agreements, representations and warranties made in this Agreement and in the certificates delivered pursuant to this Agreement shall survive the making by Trans Global of the Loan and the execution and delivery to Trans Global of the Note, and shall continue in full force and effect so long as the Note is outstanding or any amount due thereunder or under this Agreement remains unpaid.

(c) This Agreement shall be binding upon the parties hereto and their respective successors and assigns; provided, however, that i-engineering may not assign any of its rights under this Agreement.

(d) THIS AGREEMENT AND THE NOTE SHALL BE CONSTRUED IN ACCORDANCE WITH AND GOVERNED BY THE LAWS OF THE STATE OF NEW YORK APPLICABLE TO AGREEMENTS EXECUTED AND TO BE PERFORMED WHOLLY WITHIN SUCH STATE.

(e) Neither any failure nor any delay on the part of Trans Global in exercising any right, power or privilege under this Agreement or the Note shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise of any other right, power or privilege.

(f) No modification, amendment or waiver of any provision of this Agreement or the Note, shall in any event be effective unless the same shall be in writing and signed by Trans Global and the party against whom enforcement of any such modification, amendment or waiver is sought, and expressly refers to this Agreement and states that it is a modification, amendment or waiver, as the case may be, and then such waiver or consent shall be effective only in the specific instance and for the purpose for which given. No notice to or demand on i-engineering in any case shall entitle i-engineering to any other or further notice or demand in the same, similar or other circumstances.

EXHIBIT 10.8 RESTATED AGREEMENT

(g) In case any one or more of the provisions contained in this Agreement or the Note should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

(h) This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

(i) Paragraph headings used herein are for convenience of reference only and are not to affect the construction of or be taken into consideration in interpreting this Agreement.

(j) TRANS GLOBAL AND I-ENGINEERING HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE ANY AND ALL RIGHT TO TRIAL BY JURY IN ANY ACTION, SUIT OR COUNTERCLAIM ARISING IN CONNECTION WITH, OUT OF OR OTHERWISE RELATING TO THIS AGREEMENT OR THE NOTE, ANY RIGHTS OR OBLIGATIONS UNDER THIS AGREEMENT OR THE NOTE. EXCEPT AS PROHIBITED BY LAW, I-ENGINEERING HEREBY WAIVES (i) ANY RIGHT TO ASSERT ANY CLAIM IT MAY HAVE AGAINST TRANS GLOBAL BY WAY OF A COUNTERCLAIM IN ANY ACTION ON THE NOTE AND
(ii) ANY RIGHT WHICH IT MAY HAVE TO CLAIM OR RECOVER IN ANY LITIGATION ANY SPECIAL, EXEMPLARY, PUNITIVE OR CONSEQUENTIAL DAMAGES OR ANY DAMAGES OTHER THAN, OR IN ADDITION TO, ACTUAL DAMAGES. I-ENGINEERING (A) CERTIFIES THAT NO REPRESENTATIVE, AGENT OR ATTORNEY OF TRANS GLOBAL HAS REPRESENTED, EXPRESSLY OR OTHERWISE, THAT TRANS GLOBAL WOULD NOT, IN THE EVENT OF LITIGATION, SEEK TO ENFORCE THE FOREGOING WAIVERS AND (B) ACKNOWLEDGES THAT TRANS GLOBAL HAS BEEN INDUCED TO ENTER INTO THIS AGREEMENT BY, AMONG OTHER THINGS, THE WAIVERS AND CERTIFICATIONS SET FORTH IN THIS PARAGRAPH 10(j).

(k) All references to any gender shall be deemed to include the masculine, feminine or neuter gender, the singular shall include the plural, and the plural shall include the singular.

(l) The parties hereby irrevocably submit to the jurisdiction of any New York State or Federal court sitting in New York or Suffolk County in any action or proceeding arising out of or relating to this Agreement, and each of them hereby irrevocably agrees that all claims in respect of such action or proceeding may be heard and determined in such New York State or Federal court. i-engineering hereby irrevocably waive the defense of an inconvenient forum to the maintenance of such action or proceeding. Such service may be made by mailing or delivering a copy of such process to i-engineering at their respective addresses set forth in Paragraph 10(a) of this Agreement, including, without limitation, copies of the summons and complaint and any other process which may be served in any such action or proceeding. i-engineering agree that a final judgment in any such action or proceeding shall be conclusive and may be enforced in other jurisdictions by suit on the judgment or in any manner provided by law. Nothing in this Paragraph 10(l) shall affect the right of Trans Global to serve legal process in any other manner permitted by law or affect the right of Trans Global to bring any action or proceeding against i-engineering or their respective property in the courts of any other jurisdictions. Notwithstanding anything to the contrary contained herein, in no event shall i-engineering commence any action relating to this Agreement or the Note except in the Federal or New York State courts located in New York City or Suffolk County, New York.

EXHIBIT 10.8 RESTATED AGREEMENT

IN WITNESS WHEREOF, i-engineering and Trans Global have executed this Agreement or has caused this Agreement to be duly executed by its duly authorized officer, all as of the day and year first above written.

                                         I-ENGINEERING.COM, INC.


                                         By:_____________________________
By:_______________________________
                                          Naval Kapoor, President and CEO

                                         TRANS GLOBAL SERVICES, INC.


                                         By:_____________________________
                                          Joseph G. Sicinski, President and CEO

EXHIBIT 10.8 RESTATED AGREEMENT


                       i-engineering.cOM, INC.
                 IO% Promissory Note due June 5, 2000

N-3                                                          New York, New York
$300,000                                                     February 4, 2000

FOR VALUE RECEIVED, i-engineering.com, Inc., a Delaware corporation (the "Company"), hereby promises to pay to the order of Trans Global Services, Inc., a Delaware corporation ("Holder"), the principal amount three hundred thousand dollars ($300,000), together with interest at the rate of ten percent (10%) per annum, on June 5, 2000, subject to earlier prepayment as hereinafter provided. If payment of this Note is due is on a day on not a business day, such payment shall be made on the next day which is a business day. A business day shall mean a day other than a day on which banks in the City of New York are permitted or required to be closed. Payments of principal and interest shall be made in lawful money of the United States of America. This Note is one of a series of the Company's 10% promissory notes (collectively, the "Notes") in the maximum aggregate principal amount of five hundred thousand dollars ($500,000) issued pursuant to a loan agreement dated January 21, 2000 between the Company and the Holder.

                             Article 1. Particular Covenant

(a) Principal and Interest. The Company will duly and punctually pay the principal amount of this Note and the interest thereon at the time and in the manner specified in this Note.

(b) Prepayment Under Certain Conditions.

(i) In the event of a Financing Event, as hereinafter defined, the full payment of principal and interest on this Note shall become immediately due and payable on the date of the Financing Event.

(ii) A Financing Event shall mean the first to occur of (A) the date the Company receives gross proceeds (prior to commissions and expenses) of at least $5,000,000 from a private placement or public offering of its securities, or (B) the date the Company obtains bank or other debt financings (other than this Note) or credit lines or other credit facility or facilities of at least $750,000.

                 Article 2. Events of Default and Acceleration

(a) Events of Default Defined. The entire unpaid principal amount of this Note, together with interest thereon shall, on written notice from the Holder, forthwith become and be due and payable if any one or more Events of Default shall have occurred (for any reason whatsoever and whether such happening shall be voluntary or involuntary or be affected or come about by operation of law pursuant to or in compliance with any judgment, decree or order of any court or any order, rule or regulation of any administrative or governmental body) and be continuing. An Event of Default shall occur:

(i) if failure shall be made in the due and punctual payment of the principal of any of the Notes when and as the same shall become due and payable whether at maturity or otherwise;

EXHIBIT 10.8 RESTATED AGREEMENT

(ii) if failure shall be made in the due and punctual payment of any installment of interest on any of the Notes when and as the same shall become due and payable, and such failure shall have continued for five (5) days from the date such payment is due;

(iii) if the Company shall consent to the appointment of a receiver, trustee or liquidator of itself or of a substantial part Of its Property, or shall make a general assignment for the benefit of creditors, or shall file a voluntary petition in bankruptcy, or an answer seeking reorganization in a proceeding under any bankruptcy law (as now or hereafter in effect) or an answer admitting the material allegations of a petition filed against the Company, voluntary petition, answer or consent, seek relief under the pro in any such proceeding, or shall by visions of any other now existing or future bankruptcy or other similar law providing for the reorganization or winding up of corporations, or an arrangement, composition, extension or adjustment with its or their creditors, or shall, in a petition in bankruptcy filed against it or them be adjudicated a bankrupt, or the Company or its directors or the holders of a majority of its equity interest shall vote to dissolve or liquidate the Company;

(iv) if a court of competent jurisdiction shall enter an order, judgment or decree appointing, without consent of the Company, a receiver, trustee or liquidator of the Company or of all or any substantial part of the property of the Company, or approving a petition filed against the Company seeking a reorganization or arrangement of the Company under the Federal bankruptcy laws or any other applicable law or statute of the United States of America Or any State thereof, or any substantial part of the property of the Company shall be sequestered; and such order, judgment or decree shall not be vacated or set aside within ninety (90) days from the date of the entry thereof, or

(v) if, under the provisions of any law for the relief or aid of debtors, any court of competent jurisdiction shall assume custody or control of the Company or of all or any substantial part of the property of the Company and such custody or control shall not be terminated within ninety (90) days from the date of assumption of such custody or control.


(b)Rights of Note Holder. Nothing in this Note shall be construed to modify, amend or limit in any way the right of the holder of this Note to bring an action against the Company in the event the Company shall fail to pay principal of or interest on this Note when due.

                     Article 3.  Miscellaneous

(a) Transferability. No transfer of this Note shall be effective unless such transfer is made in compliance with all applicable Federal and state securities laws and the Holder shall provide to the Company an opinion of counsel, which counsel and opinion shall be reasonably acceptable to the Company, as to the exemption from the registration requirements of the Securities Act of 1933, as amended, and applicable state securities laws. The Company shall be entitled to treat as the owner of this Note only the person shown as the Holder on its books and records, regardless of whether the Company has any contrary knowledge.

EXHIBIT 10.8 RESTATED AGREEMENT

(b)WAIVER OF TRIAL BY JURY. IN ANY LEGAL PROCEEDING TO ENFORCE PAYMENT OF THIS NOFE-, THE COMPANY AND, BY THE ACCEPTANCE OF THIS NOTE, THE HOLDER, WAIVES TRIAL BY JURY.

(c)WAIVER OF ANY RIGHT OF COUNTERCLAIM. EXCEPT AS PROHIBITED BY LAW, TH COMPANY HEREBY WAIVES ANY RIGHT TO ASSERT ANY CLAIM IT MAY HAVE AGAINST THE LENDER WAY OF A COUNTERCLAIM IN ANY ACTION ON THIS NOTE

(d)Right of Prepayment . The Company may prepay the Notes at whole at any time or in part from time to time, on not less than three nor more than 20 days' written notice without payment of any of payment. penalty or premium. Any prepayment shall be accompanied by payment of accrued interest to the date of payment.

(e) Usury Saving Provision. All Payment obligations arising under this Note are subject to the express condition that at no time shall the Company be obligated or required to pay interest at a rate which could subject the Holder to either civil or criminal liability as a result of being in excess of the maximum rate which the Company is permitted by law to contract or agree to pay. If by the terms of this Note, the Company is at any time required or obligated to pay interest at a rate in excess of such maximum rate, the applicable rate of interest shall be deemed to be immediately reduced to such maximum rate, and interest thus payable shall be computed at such maximum rate, and the port' ion of all prior interest payments in excess of such maximum rate shall be applied and shall be deemed to have been payments in reduction of principal.

(f) Notice to Company. Notice to the Company shall be given to the Company at its principal executive offices, presently located at Four Armstrong Road; Building 2, Third floor, Shelton, Connecticut 06484, attention of Mr. Naval Kapoor, president and CEO, or to such other address or person as the Company may, from time to time, advise the Holder.

(g) Governing Law. This Note shall be governed by the laws of the State of New York applicable to agreements executed and to be performed wholly within such State. The Company, and by acceptance of this Note, the Holder, consents to the exclusive jurisdiction of the United States District Court for the Southern or Eastern District of New York and Supreme Court of the State of New York in the County of Suffolk or New York in any action relating to or arising out of this Note.

(h) Expenses. In the event that the Holder commences a legal proceeding in order to enforce its rights under this Note, the Company shall pay all reasonable legal fees and expenses incurred by the holder with respect thereto.



IN WITNESS WHEREOF, the Company has executed this Note on the date and year first aforesaid.

                                 I-ENGINEERfNG.COM, INC.
                                 By:
                                 Naval  Kapoor,   President  and CEO

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 11.1 - COMPUTATION OF EARNINGS PER SHARE

                                           Years ended December 31,
                                         1999           1998              1997

Average shares outstanding          3,047,798      3,819,716         3,819,574

Dilutive effect of stock
 options and warrants computed
 by use of treasury stock
 method                                   -0-         11,500            69,415

Computation of Earnings Per
 Share=Net Income/Average
 common and common share
 equivalent shares                ( 1,853,031)       805,261         1,022,881
outstanding                         3,047,798      3,831,216         3,888.989
                                    ---------      ---------         ---------
Earnings Per Share                 $    (0.61)     $    0.21         $    0.26


