Form 10-Q
period 2000-03-31
TRANS GLOBAL SERVICES INC
filed 2000-05-12
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2000         Commission File  Number 0-23382

TRANS GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                  62-1544008
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification Number)

1393 Veterans Memorial Highway, Hauppauge,             NY  11788
Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (631)  724-0006

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No

Number of shares of common stock outstanding as of May 1,2000: 2,889,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Report of Independent Certified Public Accountants                       3

Balance Sheets as of March 31, 2000 and December 31, 1999.               4-5

Consolidated Statements of Operations-
Three Months Ended March 31, 2000 and March 31, 1999.                    6

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 2000 and March 31, 1999.                    7-8

Consolidated Statement of Stockholders' Equity -                         9-10
Three Months Ended March 31, 2000

Notes to Consolidated Financial Statements                               11-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             13-15

Part 11  Other Information

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York



We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of March 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [ not presented herein]; and in our report dated February 11, 2000, we expressed an unqualified opinion on those consolidated financial statements.








MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May 3, 2000

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               March 31          December 31,
                                                 2000                1999
                                              (Unaudited)



  Current Assets:
  Cash                                       $      19,665      $    43,141
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              2,555,683        2,518,343
  Notes Receivable- i-engineering.com, Inc.        508,334              -0-
  Deferred Debt Issuance Costs - Current           140,000              -0-
  Deferred Loan Costs                               17,000              -0-
  Prepaid Expenses and Other Current Assets         65,881          100,865
                                                  --------        ---------
Total Current Assets                             3,306,563        2,662,349

  Property and Equipment-Net                       160,095          162,820

Other Assets:
  Due from Arc Networks                          1,166,236        1,171,673
  Deferred Debt Issuance Costs                      35,000              -0-
  Customer Lists                                 2,107,417        2,163,655
  Goodwill, Net                                    666,249          678,392
  Deferred Tax Asset-Non Current                   490,000          490,000
  Other Assets                                      38,792           36,373
  Investment in i-engineering.com, Inc.            329,130              -0-

             Total  Other Assets                 4,832,823        4,540,093

             Total Assets                    $   8,299,481      $ 7,365,262
                                             =============      ===========





See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                     March 31,     December 31,
                                                       2000           1999
                                                  (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses             $  303,799     $  402,735
  Accrued Payroll and Related Taxes and Expenses       857,572        359,295
  Loans Payable, Asset-based lender                  1,343,615      2,056,372
                                                     ---------      ---------
             Total Current Liabilities               2,504,986      2,818,402

Long-Term Debt                                       1,016,666            -0-

Commitments and Contingencies

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized.  At December 31, 1999--
     3,819,716 Shares Issued; 2,669,715 Outstanding
     At March 31, 2000-- 4,089,716 Issued;
     2,889,716 Outstanding
                                                        40,897          38,197

    Capital in Excess of Par Value                  13,499,281      12,887,851
    Accumulated Deficit                             (6,120,667)    ( 5,812,506)
                                                    -----------    ------------
                                                     7,419,511       7,113,542

Less Treasury Stock, at cost
 1,150,000 shares- 1999
 1,200,000 shares- 2000                             (2,641,682)     (2,566,682)



    Total Stockholders' Equity                       4,777,829       4,546,860

    Total Liabilities and Stockholders' Equity    $  8,299,481     $ 7,365,262
                                                  ============     ===========

See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       2000       1999

Revenue                                           $  6,503,330   $ 11,218,307

Cost of Services Provided                            5,857,319     10,492,497
                                                    ----------     ----------
Gross Profit                                           646,011        725,810

Selling, General and Administrative                    848,547        763,750
Amortization of Intangibles                             68,382         68,382
                                                     ---------      ---------
Total Operating Expenses                               916,929        832,132

Operating (Loss)                                     ( 270,918)      (106,322)

Other Income (Expenses):
  Interest Expense                                   (  95,297)      ( 65,711)
  Interest Income                                       47,137         30,417
  Other Income                                          10,917          2,061
                                                      --------       --------
Total Other (Expenses)-Net                           (  37,243)     (  33,233)
                                                     ---------      ---------

Net Loss                                         $   ( 308,161)  $  ( 139,555)
                                                   ===========     ===========

Basic Loss Per Share:
  Net Loss                                       $   (     .11)   $ (    .04)
                                                      --------       --------

  Weighted Average Number of Shares                  2,850,156     3,819,716

Diluted Loss Per Share:
  Incremental Shares from Assumed Conversion
   of Options and Warrants                                 -0-           -0-
                                                    -----------    ------------

  Weighted Average Number of Shares
  Assuming Dilution                                  2,850,156     3,819,716

Diluted Loss Per Share:
  Net Loss                                        $    (   .11)   $  (   .04)




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,
                                                     2 0 0 0           1 9 9 9

Operating Activities:
Net (Loss)                                         $ (308,161)      $ ( 139,555)
Adjustments to Reconcile Net (Loss)
 to Net Cash Provided By (Used in)
 Operations:
  Depreciation and Amortization                        86,528           100,552
  Debt Issuance Costs                                  35,000               -0-
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Accounts Receivable-Net                           ( 37,340)          345,301
   Tax Refund Receivable                                  -0-          (323,451)
   Prepaid Expenses and Other
    Current Assets                                     34,984            51,134
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                         ( 98,936)         (133,555)
  Accrued Payroll and Related
    Taxes and Expenses                                498,277         1,177,928
                                                     ---------        ---------
Total Adjustments                                     518,513         1,217,909
                                                     ---------         --------

Net Cash -  Operating Activities                      210,352         1,078,354
                                                     ---------        ---------
Forward




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Three Months Ended
                                                            March 31,
                                                      2000            1999
Net Cash -
 Operating Activities Forwarded                    $  210,352      $ 1,078,354

Investing Activities:
 Capital Expenditures                               (  15,421)       (  23,914)
 Deferred Acquisition Costs                               -0-        (  41,100)
 Repayments from Affiliates                             5,437           32,573
 Other, net                                         (   2,419)             379
 Note Receivable                                    ( 508,334)             -0-
Investment in Preferred Stock
   of Affiliate                                           -0-        (   3,500)
                                                      ---------      --------
Net Cash -  Investing Activities                    ( 520,737)       (  35,562)

Financing Activities:
 Net Payments to
  Asset-Based Lender                                ( 712,757)       ( 784,289)
  Repayment of Note Payable                               -0-        (  42,498)
  Deferred Loan Costs                               (  17,000)             -0-
  Long Term Borrowings                              1,016,666              -0-
                                                   ----------        ---------

Net Cash - Used in Financing Activities               286,909        ( 826,787)
Net (Decrease) Increase in Cash and
 Cash Equivalents                                   (  23,476)         216,005
Cash and Cash Equivalents
  - Beginning of Year                                  43,141          234,917
Cash and Cash Equivalents
  - March 31                                     $     19,665      $   450,922
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $      60,297     $   65,711
   Income Taxes                                  $         -0-     $      -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the three months ended March 31, 2000.

In connection with the $1,000,000 raised in January, 2000, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the Company issued warrants to purchase
300,000 shares of the Company's common stock at $.35 per share to the placement agent. The Company incurred a deferred charge of $210,000 which is being amortized over the life of the debt which is 18 months. This deferred charge has been credited to capital in excess of par value.

Pursuant to an agreement  with  i-engineering.com,  Inc., the Company (i) loaned
$500,000 to i-engineering.com, Inc. on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com, Inc. and (iii) acquired a minority interest in i-engineering.com, Inc. The value of this interest was determined by the market value of the Company's shares exchanged.

See Notes to Consolidated Financial Statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Common Stock $.01 Par Value Authorized
 25,000,000 Shares
Balance  December 31, 1999                         3,819,716         $38,197
Issuance of shares of Common Stock-
 i-engineering.com, Inc.                             270,000           2,700
                                                  ----------         --------
Balance - March 31, 2000                           4,089,716         $40,897

Capital in Excess of Par Value

Balance - December 31, 1999                                        12,887,851
Issuance of Below Market Warrants                                     210,000
Issuance of shares of Common Stock-
 i-engineering.com, Inc.                                              326,430
Purchase of Treasury Stock                                             75,000
                                                                   ----------
Balance - March 31, 2000                                           13,499,281


Accumulated Deficit

Balance - December 31, 1999                                       $(5,812,506)
Net (Loss)                                                         (  308,161)
                                                                  ------------
Balance - March 31, 2000                                          $(6,120,667)
                                                                  ===========

Treasury Stock
Purchase of treasury stock - 1999                  1,150,000      $(2,566,682)
                                                   ---------      -----------
Balance  December 31, 1999                         1,150,000      $(2,566,682)
Purchase of treasury stock - 2000                     50,000       (   75,000)
Balance - March 31, 2000                           1,200,000      $(2,641,682)
                                                   =========      ============



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     AMOUNT

Total Stockholders' Equity

Balance - December 31, 1999                                       $ 4,546,860
Issuance of Warrants                                                  210,000
Issuance of shares of Common Stock -i-engineering.com, Inc.           329,130
Net loss for the three Months Ended March 31, 2000                 (  308,161)
                                                                   -----------
Balance - March 31, 2000                                          $ 4,777,829
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations for the three months ended March 31, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

(3)  Transaction with - i-engineering.com, Inc.

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com and (iii) acquired an equity interest in i-engineering.com. In connection with the agreement, the chief executive officer of the Company was elected a director of i-engineering.com and the Company agreed to include the chief executive officer of i-engineering.com as a nominee for election as a director for the Company's 2000 annual meeting.


(4)  Loan Payable - Asset Based Lender

At March 31, 2000, the Company was in violation of the covenants in its Credit Agreement with its asset-based lender. Additionally, the lender has advised the Company that it will not renew the agreement when it expires on April 23, 2000. However, the lender has signed a forbearance agreement with the Company, agreeing not to enforce its rights and remedies under the Loan Document until July 23, 2000.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

(4)  Loan Payable - Asset Based Lender(continued)

The Company has received a tentative approval from another lender for a $2.5 million asset based revolving credit facility. The extension of credit is subject to receipt and satisfactory review by the lender of all financial and other information as the Bank shall require. The facility is conditioned upon the execution and delivery of definitive loan documents satisfactory to the lender and it's counsel.

(5)  Long-Term Debt

In January, 2000 the Company raised $1 million through the issuance of a 10% subordinated promissory note due July 2001 or earlier upon the Company's receipt of payment of the Arc Note. In connection with this note, the Company issued warrants to purchase 550,000 shares of the Company's common stock at $.35 per share to the investors and others who assisted the Company in the financing.

(7)  Subsequent Events

The Company has agreed to extend the Arc Note until July 10, 2000. As a condition to the extension, Arc and the guarantors agreed to an accelerated payment schedule, with installments through June 16, 2000. In addition, Arc paid $50,000 to reimburse the Company for its expenses resulting from Arc's default under the Arc Note. If the entire principal and interest is paid by July 10, 2000 the principal amount of the Arc Note shall be reduced by ($30,000). Additionally, the parent of Arc Networks agreed to issue Trans Global a warrant to purchase shares of its common stock.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Three Months Ended March 31, 2000 and 1999

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of the Company's business is dependent upon its ability to generate sufficient revenue to enable it to cover its fixed costs and other operating expenses and to reduce its variable costs. Under its agreements with its clients, the Company is required to pay its employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, the Company's payments from its clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, the company's cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation are due. Thus until the Company satisfies its payroll tax obligations, it will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that the Company experiences turnover in employees, its gross margin will be adversely affected. For example, in 2000, Social Security taxes are payable on the first $76,200 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for the Company to pay Social Security tax for such employee. Since most of the Company's employees receive compensation in excess of that amount, the Company's costs with respect to any employee are significantly higher during the period when it is required to pay Social Security taxes than it is after such taxes have been paid.

The Company's revenues, derived principally from the aircraft and aerospace industry, during the three month period ended March 31, 2000 totaled $6.5 million. This reflected a decrease of 42% from the revenue earned in the three month period ended March 31, 1999, which were $11.2 million. The decrease can be attributed to the continued slowdown being experienced by the Company's clients in the aircraft and aerospace industry. During the three months ended March 31, 2000 and 1999, approximately 68% and 67% of the Company's revenue was generated from its five largest customers. In 2000, these customers were Lockheed-Martin, Bell Helicopter Textron, Boeing Corp., Gulfstream Aerospace and Cablevision Systems Corp. In 1999, they were Lockheed-Martin, Boeing Corp., Northrop-Grumman Corp., Bell Helicopter Textron and Gulfstream Aerospace.


The Company's gross margins for the quarters ended March 31, 2000 and March 31, 1999 were 9.9% and 6.5% respectively. The increased gross margin during the current year is attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue attributed to those clients in other industries. The Company also generated $60,000 from permanent placement of technical personnel which had no material associated cost of revenue.

Selling, general and administrative expenses increased $85,000, or 11.1%, to $ 849,000 in the 2000 period from $764,000 in the 1999 period. During the 1999 period, we collected $324,000 as the result of our successful contesting of tax penalties paid in prior years. This collection is reflected as a reduction in selling, general and administrative expenses. Thus, if the effect of the refund of the tax penalties in 1999 were excluded from selling, general and administrative expenses in the 1999 period, the Company would show a decrease in the 2000 period of 22.2% from the level of these expenses in the 1999 period. The decline reflects principally the effects of our continued cost reduction program.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

As a result of the decrease in revenue, our gross profit was not sufficient to cover our selling, general and administrative expenses, resulting in an operating loss of $271,000 for the three months ended March 31, 2000, a 155% increase in operating loss from the operating loss of $106,000 sustained in the 1999 period.

Interest expense during the three month period ended March 31, 2000 increased by $30,000 or 45.0% from the three months ended March 31, 1999. This increase is attributable to the interest expense associated with funds raised in January 2000, as well as the amortization of debt finance costs associated with the 550,000 warrants issued in conjunction with the loan.

As a result of the foregoing, the Company incurred a loss of approximately $308,000 or $.11 per share (basic and diluted), for the three months ended March 31, 2000, compared to a loss of $140,000 or $.04 per share (basic and diluted) for the three months ended March 31, 1999.

Liquidity and Capital Resources

As of March 31, 2000, the Company had working capital of approximately $802,000, an increase of $958,000 compared to the working capital available at December 31, 1999. The most significant current asset at March 31, 2000 was the Company's accounts receivables, which was $ 2.6 million. These receivables were offset by payroll and related expenses of $900,000 and $ 1.3 million due to the Asset Based Lender. The payroll and related taxes and expenses relate primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of April 2000. During the three months ended March 31, 2000, operations generated cash flow of $210,000. Our principal source of cash during the three month period was our credit facility with our asset-based lender. Additionally, the Company raised $1 million through the issuance of a 10% subordinated promissory note due 18 months from the date of issuance or earlier upon the Company's receipt of payment of the Arc Note.

The Company utilized $500,000 of the proceeds as a loan to i-engineering.com Inc. with an interest rate of 10% for a period of 120 days. These notes mature in May and June 2000.

In February 2000, the Company extended the Arc Note until April 24, 2000. In exchange for this extension, the Company received $15,000 to apply to those expenses incurred by the Company for granting the extension and 50,000 shares of the Company's common stock from a guarantor of the note.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

On April 24, 2000, the Company granted a further extension of the Arc Note until July 10, 2000, with interim payments of $150,000 due in installments through June 16, 2000 and a payment of $50,000 to reimburse the Company for expenses incurred as a result of the default. If the principal and interst on the note is paid in full by July 10, 2000, the principal amount of the note shall be reduced by $30,000.

The notes from Arc and i-engineering are payable during the next two months. The total payments due on such notes, as of March 31, 2000 were approximately $1.7 million. When the Company, receives payment on the Arc Note, it is required to prepay the $1.0 million notes issued in January 2000. Arc and i-engineering are both privately owned companies seeking private financing and do not presently have the funds to pay their notes to the Company. The Company's financial position may be impaired if either of them fails to pay.

During 1999 and the first quarter of 2000, the Company has relied primarily on its cash flow from operations and financing from its asset-based lender to fund its operations. Additionally in the first quarter of 2000, the Company raised $1 million of which $500,000 is being used to fund operations and $500,000 was advanced to i-engineering.com, Inc. However, the Company must still improve its working capital and stockholders' equity in order to increase its revenue from certain major clients and to attract clients requiring greater working capital.

The company relies on its ability to generate cash flows from operating activity and its borrowings to fund operations. The company does not have any agreements with any other funding sources and its business may be impaired if it does not maintain adequate financing.

At March 31, 2000, the Company was in violation of the covenants in its Credit Agreement with its asset-based lender. Additionally, the lender has advised the Company that it will not renew the agreement when it expires on April 23,2000. However, the lender has signed a forbearance agreement with the Company, agreeing not to enforce its rights and remedies under the Loan Document until July 23, 2000. The Company has received a tentative approval from another lender for a $2.5 million asset based revolving credit facility. The Company's business will be materially and adversely affected if it is unable either to enter into an agreement with another lender by July 23, 2000, to find alternative financing or obtain a further forbearance agreement from its asset-based lender.


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


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  May 12, 2000                          Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  May 12, 2000                          Glen R. Charles
                                            (Chief Financial Officer)