Form 10-Q
period 2000-06-30
TRANS GLOBAL SERVICES INC
filed 2000-08-14
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2000         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of August 1, 2000: 2,889,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Report of Independent Certified Public Accountants                       3

Balance Sheets as of June 30, 2000 and December 31, 1999.               4-5

Consolidated Statements of Operations-
Three and Six Months Ended June 30, 2000 and June 30, 1999.               6

Consolidated Statements of Cash Flows-
Six Months Ended June 30, 2000 and June 30, 1999.                       7-9

Consolidated Statement of Stockholders' Equity -                      10-11
Six Months Ended June 30, 2000

Notes to Consolidated Financial Statements                            12-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-17



Part 11  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders          18

Item 5.  Other Information                                            18

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York



We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of June 30, 2000, and the related consolidated statements of operations for the three and six month periods ended June 30, 2000 and 1999, the related consolidated statement of stockholders' equity for the six month period ended June 30, 2000 and the related consolidated statements of cash flows for the six month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

Cranford, New Jersey
August 2, 2000

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                               June 30,          December 31,
                                                 2000                1999
                                              (Unaudited)



  Current Assets:
  Cash                                       $      35,279      $    43,141
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              2,104,119        2,518,343
  Notes Receivable- i-engineering.com, Inc.        312,389              -0-
  Deferred Debt Issuance Costs - Current           139,000              -0-
  Deferred Loan Costs                                7,000              -0-
  Prepaid Expenses and Other Current Assets         52,538          100,865
                                                  --------        ---------
Total Current Assets                             2,650,325        2,662,349

  Property and Equipment-Net                       142,935          162,820

Other Assets:
  Due from Arc Networks                            993,926        1,171,673
  Customer Lists                                 2,051,179        2,163,655
  Goodwill, Net                                    654,104          678,392
  Deferred Tax Asset-Non Current                   490,000          490,000
  Other Assets                                      38,145           36,373
  Investment in i-engineering.com, Inc.            329,130              -0-
                                                 ---------        ---------

             Total  Other Assets                 4,556,484        4,540,093
                                                 ---------        ---------

             Total Assets                    $   7,349,744      $ 7,365,262
                                             =============      ===========




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                    June 30,     December 31,
                                                       2000           1999
                                                  (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses             $  194,123     $  402,735
  Accrued Payroll and Related Taxes and Expenses       628,708        359,295
  Loans Payable, Asset-based lender                  1,031,027      2,056,372
                                                     ---------      ---------
             Total Current Liabilities               1,853,858      2,818,402

Long-Term Debt                                       1,041,665            -0-

Commitments and Contingencies

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized.  At December 31, 1999--
     3,819,716 Shares Issued; 2,669,716 Outstanding
     At June 30, 2000-- 4,089,716 Issued;
     2,889,716 Outstanding
                                                        40,897          38,197

    Capital in Excess of Par Value                  13,499,281      12,887,851
    Accumulated Deficit                             (6,444,275)    ( 5,812,506)
                                                    -----------    ------------
                                                     7,095,903       7,113,542

Less Treasury Stock, at cost
 1,150,000 shares- 1999
 1,200,000 shares- 2000                             (2,641,682)     (2,566,682)
                                                    -----------    ------------



    Total Stockholders' Equity                       4,454,221       4,546,860
                                                    ----------      -----------

    Total Liabilities and Stockholders' Equity    $  7,349,744     $ 7,365,262
                                                  ============     ===========

See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended            Six Months Ended
                                                             June 30,                     June 30,
                                                       2000       1999                2000         1999

Revenue                                           $  5,498,973   $  9,477,423       $ 12,002,303   $ 20,695,730

Cost of Services Provided                            4,918,659      8,719,853         10,775,978     19,212,350
                                                    ----------     ----------         ----------     ----------
Gross Profit                                           580,314        757,570          1,226,325      1,483,380

Selling, General and Administrative                    828,314      1,052,972          1,676,861      1,816,722
Amortization of Intangibles                             68,382         68,382            136,764        136,764
                                                     ---------      ---------         ----------     ----------
Total Operating Expenses                               896,696      1,121,354          1,813,625      1,953,486

Operating (Loss)                                     ( 316,382)      (363,784)        (  587,300)    (  470,106)

Other Income (Expenses):
  Interest Expense                                   ( 104,145)      ( 63,326)        (  199,442)    (  129,037)
  Interest Income                                       33,051         33,875             80,188         64,292
  Other Income (Expense)                                63,868       ( 42,133)            74,785     (   40,073)
                                                      --------       --------         ----------     -----------
Total Other (Expenses)-Net                           (   7,226)     (  71,584)        (   44,469)    (  104,818)
                                                     ---------      ---------         ----------     -----------

Net Loss                                         $   ( 323,608)  $  ( 435,368)      $ (  631,769)   $(  574,924)
                                                   ===========     ===========      =============    ===========

Basic and Fully Diluted Loss Per Share           $   (     .11)  $   (    .14)       $ (     .22)   $(      .17)
                                                      --------       --------        ------------    -----------

  Weighted Average Number of Shares                  2,889,716      3,048,837          2,869,936      3,432,147



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                           Six Months Ended
                                                              June 30,
                                                     2 0 0 0           1 9 9 9

Operating Activities:
Net (Loss)                                         $ (631,769)      $ ( 574,923)
Adjustments to Reconcile Net (Loss)
 to Net Cash Provided By
 Operations:
  Depreciation and Amortization                       173,096           202,490
  Debt Issuance Costs                                  71,000               -0-
Changes in Operating Assets and Liabilities:
  Decrease in Assets:
   Accounts Receivable-Net                            414,224           856,288
   Prepaid Expenses and Other
    Current Assets                                     48,327           130,831
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                         (208,612)         (167,185)
  Accrued Payroll and Related
    Taxes and Expenses                                269,413           786,155
                                                     ---------        ---------
Total Adjustments                                     767,448         1,808,579
                                                     ---------         --------

Net Cash -  Operating Activities                      135,679         1,233,656
                                                     ---------        ---------
Forward




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Six Months Ended
                                                             June 30,
                                                      2000            1999
Net Cash -
 Operating Activities Forwarded                    $  135,679      $ 1,233,656

Investing Activities:
 Capital Expenditures                               (  16,447)       (  35,808)
 Deferred Acquisition Costs                               -0-        (  43,938)
 Repayments from Affiliates                           177,747           54,273
 Other, net                                         (   1,772)           4,444
 Note Receivable                                    ( 312,389)             -0-
                                                     ---------       ----------
Net Cash -  Investing Activities                    ( 152,861)       (  21,029)

Financing Activities:
 Net Payments to
  Asset-Based Lender                               (1,025,345)       ( 552,324)
  Repayment of Note Payable                               -0-        (  84,999)
  Deferred Loan Costs                               (   7,000)             -0-
  Long Term Borrowings                              1,041,665              -0-
                                                   ----------        ---------

Net Cash - Financing Activities                         9,320        ( 637,323)
                                                   ----------        ----------

Net (Decrease) Increase in Cash                     (   7,862)         571,804

Cash  - Beginning of Year                              43,141          234,917
                                                   ----------        ----------

Cash  - June 30                                  $     35,279      $   806,721
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $    157,777      $  129,037
   Income Taxes                                  $        -0-      $      -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the six months ended June 30, 2000.

In connection with the $1,000,000 raised in January, 2000, from the sale of subordinated notes due July 2001, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $.35 per share to the placement agent and 25,000 shares to a director for services relating to the financing. The Company incurred a deferred charge of $210,000 which is being amortized over the maximum life of the debt which is 18 months. This deferred charge has been credited to capital in excess of par value.



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Continued
-----------------------------------------------------------------------------

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com, Inc. on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com, Inc. and (iii) acquired a minority interest in i-engineering.com, Inc. The value of this interest was determined by the market value of the Company's shares exchanged which was $331,830. At June 30, 2000 i-engineering.com has paid $200,000 of the loans and was in default with respect to the remaining $300,000.

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
























See Notes to Consolidated Financial Statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Common Stock $.01 Par Value; Authorized
 25,000,000 shares
Balance  December 31, 1999                         3,819,716         $38,197
Issuance of shares of Common Stock-
 i-engineering.com, Inc.                             270,000           2,700
                                                  ----------         --------
Balance - June 30, 2000                            4,089,716         $40,897
                                                                     =======

Capital in Excess of Par Value

Balance - December 31, 1999                                       $12,887,851
Issuance of below market warrants                                     210,000
Issuance of shares of Common Stock-
 i-engineering.com, Inc.                                              326,430
Purchase of Treasury Stock                                             75,000
                                                                   ----------
Balance - June 30, 2000                                           $13,499,281
                                                                  ===========


Accumulated Deficit

Balance - December 31, 1999                                       $(5,812,506)
Net (Loss)                                                         (  631,769)
                                                                  ------------
Balance - June 30, 2000                                           $(6,444,275)
                                                                  ===========

Treasury Stock

Balance  December 31, 1999                         1,150,000      $(2,566,682)
Purchase of treasury stock - 2000                     50,000       (   75,000)
                                                   ---------       -----------
Balance - June 30, 2000                            1,200,000      $(2,641,682)
                                                   =========      ============



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     AMOUNT

Total Stockholders' Equity

Balance - December 31, 1999                                       $ 4,546,860
Issuance of Below Market Warrants                                     210,000
Issuance of shares of Common Stock -i-engineering.com, Inc.           329,130
Net loss for the six Months Ended June 30, 2000                    (  631,769)
                                                                   -----------
Balance - June 30, 2000                                           $ 4,454,221
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1999. The results of operations for the three and six months ended June 30, 2000 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

(3)  Transaction with - i-engineering.com, Inc.

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com and (iii) acquired an equity interest in i-engineering.com. In connection with the agreement, the chief executive officer of the Company was elected a director of i-engineering.com and the Company agreed to include the chief executive officer of i-engineering.com as a nominee for election as a director, and he was elected as a director at the Company's 2000 annual meeting. At June 30, 2000 i-engineering.com, Inc. has repaid $200,000 of the short-term loan and is in default with respect to the remaining $300,000. The Company has notified i-engineering.com, Inc., of the default.


(4)  Loan Payable - Asset Based Lender

One June 7, 2000 the Company entered into a one year revolving credit agreement with a bank. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly compensation of $12,000. The maximum availability on the credit agreement is $2.5 million.

The Company terminated its agreement with its previous lender.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

(5)  Long-Term Debt

In January, 2000 the Company raised $1 million through the issuance of 10% subordinated promissory notes due July 2001 or earlier upon the Company's receipt of payment of the note from Arc Networks, Inc., in the principal amount of $994,000 as of June 30, 2000 (the "Arc Note"). In connection with the subordinated notes, the Company issued warrants to purchase 550,000 shares of the Company's common stock at $.35 per share to the investors, the placement agent and others who assisted the Company in the financing, including a director of the Company.

(6)  Subsequent Event

In August 2000, the Company agreed to an extension of the maturity date of the Arc Note from July 10, 2000 to September 10, 2000. As a condition to the extension, Arc paid $50,000 on account of principal and interest of the Arc Note and agreed to pay $15,000 on September 1, 2000 to reimburse the Company for its expenses resulting from Arc's default under the Arc Note. The Company also returned the warrants to purchase shares of the parent of Arc Networks that it had received with the previous extension.

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

Three Months Ended June 30, 2000 and 1999

The Company's revenues, derived principally from the aircraft and aerospace industry, during the three month period ended June 30, 2000 totaled $5.5 million. This reflected a decrease of 42% from the revenue earned in the three month period ended June 30, 1999. Approximately 70% of the total revenue generated by the Company for the three months ended June 30, 2000 was attributed to its five largest customers, Lockheed-Martin, Bell Helicopter, Boeing, Gulfstream and Cablevision. The overall decrease for the period is attributed to the continuing delay of requests for personnel by the Company's multi-national Fortune 500 clients its serves, principally in the aircraft and aerospace industry.

The Company's gross margins for the quarters ended June 30, 2000 and June 30, 1999 were 10.6% and 8.0% respectively. The increased gross margin during the current year is attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue attributed to those clients in other industries.

Selling, general and administrative expenses decreased by $225,000, or 21.3%, to $ 828,000 in the 2000 period. The decline reflects principally the effects of our continued cost reduction program.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

As a result of the decrease in revenue, the Company's gross profit was not sufficient to cover its selling, general and administrative expenses, resulting in an operating loss of $316,000 for the three months ended June 30, 2000, which was $48,000 less than the operating loss for the three months ended June 30, 1999 as a result of the Company's cost reduction program.

Interest expense during the three month period ended June 30, 2000 increased by $41,000 or 64.5% from the three months ended June 30, 1999. This increase is attributable to the interest expense associated with funds raised in January 2000, as well as the amortization of debt finance costs associated with the 550,000 warrants issued in conjunction with the loan.

As a result of the foregoing, the Company incurred a loss of approximately $324,000 or $.11 per share (basic and diluted), for the three months ended June 30, 2000, compared to a loss of $435,000 or $.14 per share (basic and diluted) for the three months ended June 30, 1999.

Six Months ended June 30, 2000 and 1999

The Company had revenues of $12.0 million for the six months ended June 30, 2000, reflecting a 42.0% decrease from the revenues of $20.7 million for the same period one year earlier. During the six months ended June 30, 2000 the Company's five largest customers, Lockheed-Martin, Bell Helicopter, Boeing, Gulfstream Aerospace and Cablevision accounted for approximately 69% of the overall revenue of the Company compared to the six months ended June 30, 1999 when the five largest customers, Lockheed-Martin, Boeing, Bell Helicopter, Northrop Grumman and Gulfstream Aerospace accounted for approximately 65% of the Company's overall revenue. The gross margin increased to 10.2% in the six months ended June 30, 2000 from 7.2% for the six months ended June 30, 1999. This increase is attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue attributed to those clients in other industries as well as additional revenues generated from the permanent placement of technical personnel which had no material associated cost of revenue.

Selling, general and administrative expenses decreased by $140,000, or 7.7%, in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. During the 1999 period, we collected $324,000 as the result of our successful contesting of tax penalties paid in prior years. This collection is reflected as a reduction in selling, general and administrative expenses. Thus, if the effect of the refund of the tax penalties in 1999 were excluded from selling, general and administrative expenses in the 1999 period the Company would show a decrease in the 2000 period of 21.7% from the level of these expenses in the 1999 period. The decline reflects principally the effects of our continued cost reduction program.

Interest expense during the current six month period increased by approximately $70,000 or 54.6% compared to the six months ended June 30, 1999. This increase is primarily attributable to the interest expense associated with funds raised in January 2000, as well as the amortization of debt finance costs associated with the 550,000 warrants issued in conjunction with the loan.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

As a result of the foregoing, the Company incurred a loss of approximately $632,000 or .22 per share (basic and diluted), for the six months ended June 30,2000, compared to the loss of $575,000, or $.17 per share (basic and diluted), for the six months ended June 30, 1999.

Liquidity and Capital Resources

As of June 30, 2000, the Company had working capital of approximately $796,000, as contrasted with a working capital deficiency of $156,000 at December 31, 1999. The most significant current asset at June 30, 2000 was the Company's accounts receivables, which was $ 2.1 million. These receivables were offset by payroll and related expenses of $824,000 and $ 1.0 million due to the Company's asset based lender. The payroll and related taxes and expenses relate primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of July 2000. During the six months ended June 30, 2000, operations generated cash flow of $136,000. Our principal source of cash during the six month period was our credit facility with our asset-based lenders, $1 million from the issuance of 10% subordinated promissory notes due July 2001 or earlier upon the Company's receipt of payment of the Arc Note. The Company utilized $500,000 of the proceeds from the subordinated loans as a loan to i-engineering.com Inc. with an interest rate of 10% for a period of 120 days. Current assets include a $312,000 note receivable from i-engineering.com, Inc., ("i-engineering"). At June 30, 2000 i-engineering was in default on this loan.

At June 30, 2000, the Company held the 10% promissory note (the "Arc Note") issued by Arc Networks, Inc. ("Arc") in the principal amount of $994,000. In August 2000, the Company extended the Arc Note until September 10, 2000. In connection with this extension Arc paid $50,000 on account of principal and interest on the Arc Note. Arc is to pay the Company $15,000 on September 1, 2000 to cover expenses incurred by the Company for granting the extension and the Company has agreed to return a warrant previously issued by Arc's parent company.

The notes from Arc and i-engineering.com are payable in August and September. The total payments due on such notes as of June 30, 2000 were approximately $1.3 million. When the Company, receives payment on the Arc Note, it is required to prepay the $1.0 million in notes issued in January 2000. Since the principal amount of the Arc Note is less than $1 million, the Company will have to use its credit line to pay the balance due to the holders of the subordinated notes unless it also receives the $300,000 payment from i-engineering.com, Inc. Arc and i-engineering.com are both privately owned companies seeking private financing and do not presently have the funds to pay their notes to the Company. The Company's financial position may be impaired if either of them fails to pay.

During 1999 and the first six months of 2000 the Company has relied primarily on financing from its asset-based lender and cash flow from operations to fund its operations. Additionally, in the first quarter of 2000, the Company raised $1 million from the sale of its subordinated notes, of which $500,000 was being used to fund operations and $500,000 was advanced to i-engineering.com, Inc.. However, the Company must still improve its working capital and stockholders' equity in order to increase its revenue from certain major clients and to attract clients requiring greater working capital.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

The Company relies on its ability to generate cash flows from operating activity and its borrowings to fund operations. The Company does not have any agreements with any other funding sources and its business may be impaired if it does not maintain adequate financing.

On June 7, 2000 the Company entered into a one year revolving credit agreement with a bank. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly compensation of $12,000. The maximum availability on the credit agreement is $2.5 million. The Company terminated its agreement with its previous asset-based lender.

The Company anticipates that it will continue to incur losses during the third quarter of 2000 and it cannot give any assurance that losses will not continue beyond the third quarter and 2001. If the Company is not able to either operate profitably or find additional financing sources, the Company may have to further reduce its operations or cease operations.

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

Part II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

On May 25, 2000 the Company held its 2000 Annual Meeting of Stockholders. The number of votes is based on the voting rights of the Common Stock.

The following individuals were elected as directors:

Name                     Number of Votes                Broker Non Votes
Joseph G. Sicinski         2,632,599                         3,316
Edward Bright              2,632,599                         3,316
James Conway               2,632,599                         3,316
Glen Charles               2,632,599                         3,316
Murray Rosen               2,632,599                         3,316
Naval Kapoor               2,632,599                         3,316

Mr. Rosen resigned from the board on May 26, 2000.

The following proposals were approved as follows:

                                                                       Broker
Proposal                    Votes For     Votes Against    Abstain    Non Votes
Approval of the 1999
Long-Term Incentive Plan    2,587,520       74,967          7,851      3,316

Approval of the selection
of Moore Stephens, PC as
independent accountants
for 2000                    2,644,510       21,261          4,567      3,316


Item 5.  Other Information

In August 2000 the Company was notified by Nasdaq that it had affirmed the prior decision by the Nasdaq Listing Qualifications Panel to delist the Company's securities from the Nasdaq Small Cap Market. The Company's securities are presently being traded on the OTC Bulletin Board.


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  August 14, 2000                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  August 14, 2000                          Glen R. Charles
                                            (Chief Financial Officer)