Form 10-Q
period 2000-09-30
TRANS GLOBAL SERVICES INC
filed 2000-11-14
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2000         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of November 1, 2000: 2,889,716

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Report of Independent Certified Public Accountants                        3

Balance Sheets as of September 30, 2000 (unaudited)
 and December 31, 1999.                                                 4-5

Consolidated Statements of Operations-
Three and Nine Months Ended September 30, 2000 (unaudited) and
  September 30, 1999 (unaudited).                                         6

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 2000 (unaudited)
 and September 30, 1999 (unaudited).                                     7-9

Consolidated Statement of Stockholders' Equity -                       10-11
Nine Months Ended September 30, 2000 (unaudited).

Notes to Consolidated Financial Statements                             12-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                           14-17



Part 11  Other Information                                             18


Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York



We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of September 30, 2000, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2000, the related consolidated statement of stockholders' equity for the nine months ended September 30, 2000 and the related consolidated statement of cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have not reviewed the accompanying consolidated statements of operations for the three and nine month periods ended September 30, 1999 or the consolidated statement of cash flows for the nine months ended September 30, 1999 and give no assurance on them.







MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
November 3, 2000

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                             September 30,        December 31,
                                                 2000                1999
                                              (Unaudited)



  Current Assets:
  Cash                                       $     176,443      $    43,141
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              2,011,516        2,518,343
  Notes Receivable- i-engineering.com, Inc.        319,889              -0-
  Deferred Loan Costs                                5,250              -0-
  Prepaid Expenses and Other Current Assets         22,835          100,865
                                                  --------        ---------
Total Current Assets                             2,535,933        2,662,349

  Property and Equipment-Net                       130,182          162,820

Other Assets:
  Due from Arc Networks                                -0-        1,171,673
  Customer Lists                                 1,994,941        2,163,655
  Goodwill, Net                                    641,960          678,392
  Deferred Tax Asset-Non Current                   490,000          490,000
  Other Assets                                      38,145           36,373
  Investment in i-engineering.com, Inc.            329,130              -0-
                                                 ---------        ---------

             Total  Other Assets                 3,494,176        4,540,093
                                                 ---------        ---------

             Total Assets                    $   6,160,291      $ 7,365,262
                                             =============      ===========




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES CONSOLIDATED
BALANCE SHEETS
-----------------------------------------------------------------------------

                                                  September 30,    December 31,
                                                       2000           1999
                                                  (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses             $  229,234     $  402,735
  Accrued Payroll and Related Taxes and Expenses       697,946        359,295
  Loans Payable, Asset-based lender                    958,689      2,056,372
  Notes Payable                                        263,809            -0-
                                                     ---------      ---------
             Total Current Liabilities               2,149,678      2,818,402


Commitments and Contingencies

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized.  At December 31, 1999--
     3,819,716 Shares Issued; 2,669,716 Outstanding
     At September 30, 2000-- 4,089,716 Issued;
     2,889,716 Outstanding
                                                        40,897          38,197

    Capital in Excess of Par Value                  13,499,281      12,887,851
    Accumulated Deficit                             (6,887,883)    ( 5,812,506)
                                                    -----------    ------------
                                                     6,652,295       7,113,542

Less Treasury Stock, at cost
 1,150,000 shares- 1999
 1,200,000 shares- 2000                             (2,641,682)     (2,566,682)
                                                    -----------    ------------



    Total Stockholders' Equity                       4,010,613       4,546,860
                                                    ----------      -----------

    Total Liabilities and Stockholders' Equity    $  6,160,291     $ 7,365,262
                                                  ============     ===========

See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended            Nine Months Ended
                                                           September 30,                 September 30,
                                                       2000       1999                2000         1999

Revenue                                           $  5,455,547   $  8,353,145       $ 17,457,850   $ 29,048,875

Cost of Services Provided                            4,943,381      7,612,824         15,719,359     26,825,174
                                                    ----------     ----------         ----------     ----------
Gross Profit                                           512,166        740,321          1,738,491      2,223,701

Selling, General and Administrative                    759,413      1,021,330          2,436,274      2,838,052
Amortization of Intangibles                             68,382         68,382            205,146        205,146
                                                     ---------      ---------         ----------     ----------
Total Operating Expenses                               827,795      1,089,712          2,641,420      3,043,198

Operating (Loss)                                     ( 315,629)      (349,391)        (  902,929)    (  819,497)

Other Income (Expenses):
  Interest Expense                                   ( 216,590)      ( 72,660)        (  416,032)    (  201,697)
  Interest Income                                       24,284         30,042            104,472         94,334
  Other Income (Expense)                                64,327       ( 22,508)           139,112     (   62,581)
                                                      --------       --------         ----------     -----------
Total Other (Expenses)-Net                           ( 127,979)     (  65,126)        (  172,448)    (  169,944)
                                                     ---------      ---------         ----------     -----------

Loss before income taxes                             ( 443,608)     ( 414,517)        (1,075,377)    (  989,441)
Income taxes                                               -0-            -0-                -0-            -0-
                                                     ---------       ---------         ---------      ----------
Net Loss                                         $   ( 443,608)  $  ( 414,517)      $ (1,075,377)   $(  989,441)
                                                   ===========     ===========      =============    ===========

Basic and fully diluted Loss Per Share           $   (     .15)  $   (    .16)       $ (     .37)   $(      .31)
                                                      --------       --------        ------------    -----------

  Weighted Average Number of Shares
    of Common Stock                                  2,889,716      2,669,716          2,876,577      3,175,211










See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
                                                     2 0 0 0           1 9 9 9

Operating Activities:
Net Loss                                          $(1,075,377)      $ ( 989,441)
Adjustments to Reconcile Net Loss
 to Net Cash Provided By
 Operations:
  Depreciation and Amortization                       259,312           305,846
  Debt Issuance Costs                                 210,000               -0-
Changes in Operating Assets and Liabilities:
  Decrease in Assets:
   Receivables                                        506,827           899,642
   Loan Receivable - Officer                              -0-             5,000
   Prepaid Expenses and Other
    Current Assets                                     78,030           170,609
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                         (173,501)         (128,606)
  Accrued Payroll and Related
    Taxes and Expenses                                338,651           644,049
  Accrued Income Taxes Payable                            -0-          ( 13,496)
                                                       ---------        ---------
Total Adjustments                                   1,219,319         1,883,044
                                                     ---------         --------

Net Cash Provided by Operating Activities             143,942           893,603
                                                     ---------        ---------
Forward




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Nine Months Ended
                                                           September 30,
                                                      2000            1999
Net Cash -
 Operating Activities Forwarded                    $  143,952      $   893,603

Investing Activities:
 Capital Expenditures                               (  21,528)       (  61,051)
 Deferred Acquisition Costs                               -0-           45,904
 Repayments from Arc Networks                       1,171,673           82,755
 Other, net                                         (   1,772)       (   5,959)
 Investment in Preferred Stock of former Affiliate        -0-        (   3,500)
 Note Receivable                                    ( 319,889)             -0-
                                                     ---------       ----------
Net Cash -  Investing Activities                      828,484        (  33,659)

Financing Activities:
 Net Payments to
  Asset-Based Lender                               (1,097,683)       ( 699,571)
  Repayment of Note Payable                               -0-        ( 126,767)
  Deferred Loan Costs                               (   5,250)             -0-
  Notes Payable                                       263,809              -0-
                                                     ----------        ---------

Net Cash - Financing Activities                    (  839,124)       ( 826,338)
                                                   ----------        ----------

Net Increase in Cash                                  133,302           33,606

Cash  - Beginning of Year                              43,141          234,917
                                                   ----------        ----------

Cash  - September 30                             $    176,443      $   268,523
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Cash paid for:
   Interest                                      $    237,123      $  201,697
   Income Taxes                                  $        -0-      $      -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the nine months ended September 30, 2000.

In connection with the $1,000,000 raised in January, 2000, from the sale of subordinated notes due July 2001, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $.35 per share to the placement agent and 25,000 shares to a director for services relating to the financing. The Company incurred a charge of $210,000. This charge has been credited to capital in excess of par value.



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
























See Notes to Consolidated Financial Statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)

                                                       Shares         Amounts

Common Stock $.01 Par Value; Authorized
 25,000,000 shares
Balance  December 31, 1999                         3,819,716         $38,197
Issuance of shares of Common Stock-
 i-engineering.com, Inc.                             270,000           2,700
                                                  ----------         --------
Balance - September 30, 2000                       4,089,716         $40,897
                                                                     =======

Capital in Excess of Par Value

Balance - December 31, 1999                                       $12,887,851
Issuance of below market warrants                                     210,000
Issuance of shares of Common Stock-
 i-engineering.com, Inc.                                              326,430
Purchase of Treasury Stock                                             75,000
                                                                   ----------
Balance - September 30, 2000                                      $13,499,281
                                                                  ===========


Accumulated Deficit

Balance - December 31, 1999                                       $(5,812,506)
Net (Loss)                                                         (1,075,377)
                                                                  ------------
Balance - September 30, 2000                                      $(6,887,883)
                                                                  ===========

Treasury Stock

Balance  December 31, 1999                         1,150,000      $(2,566,682)
Purchase of treasury stock - 2000                     50,000       (   75,000)
                                                   ---------       -----------
Balance - September 30, 2000                       1,200,000      $(2,641,682)
                                                   =========      ============



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (Unaudited)

                                                                     AMOUNT

Total Stockholders' Equity

Balance - December 31, 1999                                       $ 4,546,860
Issuance of Below Market Warrants                                     210,000
Issuance of shares of Common Stock -i-engineering.com, Inc.           329,130
Net loss for the nine Months Ended September 30, 2000              (1,075,377)
                                                                   -----------
Balance - September 30, 2000                                      $ 4,010,613
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 1999. The results of operations for the three and nine months ended September 30, 2000 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 1999.

(3)  Transaction with - i-engineering.com, Inc.

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com and (iii) acquired an equity interest in i-engineering.com. In connection with the agreement, the chief executive officer of the Company was elected a director of i-engineering.com and the Company agreed to include the chief executive officer of i-engineering.com as a nominee for election as a director, and he was elected as a director at the Company's 2000 annual meeting. At September 30, 2000 i-engineering.com, Inc. had repaid $200,000 of the short-term loan and is in default with respect to the remaining $300,000. The Company has notified i-engineering.com, Inc., of the default. (See note 6)


(4)  Loan Payable - Asset Based Lender

One June 7, 2000 the Company entered into a one year revolving credit agreement with an asset-based lender. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly compensation of $12,000. The maximum availability on the credit agreement is $2.5 million.

The Company terminated its agreement with its previous lender.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

(5)  Notes Payable

In January, 2000 the Company raised $1 million through the issuance of 10% subordinated promissory notes due July 2001 or earlier upon the Company's receipt of payment of the note from Arc Networks, Inc., in the principal amount of $994,000 as of June 30, 2000 (the "Arc Note"). In connection with the subordinated notes, the Company issued warrants to purchase 575,000 shares of the Company's common stock at $.35 per share to the investors, the placement agent and others who assisted the Company in the financing, including a director of the Company. At September 30, 2000 the Company had repaid the noteholders $750,000 of the principal amount plus interest. The Company is in default with respect to the remaining $250,000. (See note 6)

(6)  Subsequent Event

Subsequent to September 30, 2000 (a) i-engineering.com has made payments of $100,000 to reduce the principal amount and accrued interest of the note to $223,174.46 as November 10, 2000, (b) the chief executive officer resigned as a director of i-engineering.com and (c) the Company paid an additional $100,000, plus accrued interest, to the holders of the notes payable, thereby reducing the amount outstanding to the noteholders to $150,000 plus interest.

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

Three Months Ended September 30, 2000 and 1999

The Company's revenues, which are derived principally from the aircraft and aerospace industry, during the three month period ended September 30, 2000 totaled $5.5 million, a decrease of 35% from the revenue earned in the comparable quarter of 1999 which was $8.4 million. Approximately 71% of the total revenue generated by the Company for the three months ended September 30, 2000 was attributed to its five largest customers, Lockheed-Martin, Bell Helicopter, Boeing, Gulfstream and Cablevision. The overall decrease for the period is attributed to the continuing delay of requests for personnel by the Company's multi-national Fortune 500 clients its serves, principally in the aircraft and aerospace industry.

The Company's gross margins for the quarters ended September 30, 2000 and September 30, 1999 were 9.4% and 8.9% respectively. The increased gross margin during the current year is attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue attributed to those clients in other industries.

Selling, general and administrative expenses decreased by $262,000, or 25.6%, to $ 759,000 in the 2000 period. The decline reflects principally the effects of our continued cost reduction program.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

As a result of the decrease in revenue, the Company's gross profit was not sufficient to cover its selling, general and administrative expenses, resulting in an operating loss of $316,000 for the three months ended September 30, 2000. However, due to the cost reduction program the operating loss for the September 30, 2000 quarter was $34,000 less than the operating loss for the same period in 1999.

Interest  expense  during  the three  month  period  ended  September  30,  2000 increased by $144,000 or 198% from the three months ended September 30, 1999. $139,000 of this increase is attributable to the amortization of non cash debt finance costs associated with the issuance of warrants to purchase 575,000 shares of common stock which were issued in conjunction with the $1,000,000 notes in January, 2000.

As a result of the foregoing, the Company incurred a loss of approximately $444,000, or $.15 per share (basic and diluted), for the three months ended September 30, 2000, compared to a loss of $415,000 or $.16 per share (basic and diluted), for the three months ended September 30, 1999.

Nine Months ended September 30, 2000 and 1999

The Company had revenues of $17.5 million for the nine months ended September 30, 2000, reflecting a 39.9% decrease from the revenues of $29 million for the same period one year earlier. During the nine months ended September 30, 2000 the Company's five largest customers, Lockheed-Martin, Bell Helicopter, Boeing, Gulfstream Aerospace and Cablevision accounted for approximately 70% of the overall revenue of the Company compared to the nine months ended September 30, 1999 when the five largest customers, Lockheed-Martin, Boeing, Bell Helicopter, Northrop Grumman and Gulfstream Aerospace accounted for approximately 65% of the Company's overall revenue. The gross margin increased to 10.0% in the nine months ended September 30, 2000 from 7.7% for the nine months ended September 30, 1999. This increase is attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue attributed to those clients in other industries as well as additional revenues generated from the permanent placement of technical personnel which had no material associated cost of revenue.

Selling, general and administrative expenses decreased by $402,000, or 14.2%, in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. During the 1999 period, we collected $324,000 as the result of our successful contesting of tax penalties paid in prior years. This collection is reflected as a reduction in selling, general and administrative expenses. Thus, if the effect of the refund of the tax penalties in 1999 were excluded from selling, general and administrative expenses in the 1999 period the Company would show a decrease in the 2000 period of 23% from the level of these expenses in the 1999 period. The decline reflects principally the effects of our cost reduction program.

Interest expense during the current nine month period increased by approximately $214,000 or 106% compared to the nine months ended September 30, 1999. $210,000 of that increase is attributable to the amortization of non cash debt finance costs associated with the 575,000 warrants issued in conjunction with the funds raised in January 2000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

As a result of the foregoing, the Company incurred a loss of approximately $1,075,000 or .37 per share (basic and diluted), for the nine months ended September 30, 2000, compared to the loss of $989,000, or $.31 per share (basic and diluted), for the nine months ended September 30, 1999.

Liquidity and Capital Resources

As of September 30, 2000, the Company had working capital of approximately $386,000, an increase of $542,000 compared to the working capital at December 31, 1999. The most significant current asset at September 30, 2000 was the Company's accounts receivables, which were $2.0 million. the accounts receivables were offset by (i) accounts payable and accrued expenses of $229,000, (ii) payroll and related expenses of $ 698,000, (iii) $959,000 due to the Company's asset-based lender and (iv) $264,000 due to the holders of the Company's 10% promissory notes, which were issued in January 2000 and on which the Company was in default at September 30, 2000. The note receivable from i-engineering.com described below is included in working capital.

The payroll and related taxes and expenses relate primarily to compensation to the Company's contract employees and related taxes, which were paid during the first week of October 2000. During the nine months ended September 30, 2000, operations generated cash flow of $144,000. The Company's principal source of cash during the nine-month period was its credit facility with its asset-based lender as well as the proceeds of the notes described in the following paragraph.

At December 31, 1999, the Company held the promissory note from Arc Networks in the principal amount of $1.2 million. In January 2000, the Company issued its 10% promissory notes in the principal amount of $1,000,000, which were due July 2001, but became payable earlier upon receipt of the proceeds of the Arc Networks note. The Company used $500,000 of the proceeds of the 10% promissory notes to make a loan to i-engineering.com. The i-engineering loan was payable in May and June 2000. In September 2000, the Company received payment of the Arc Networks note, and used a portion of the proceeds to pay principal and interest on 10% promissory notes in the principal amount of $750,000. As of September 30, 2000, (i) i-engineering.com was in default with respect to principal and interest in the total amount of $320,000 and (ii) the Company was in default on payment of promissory notes in the principal amount of $250,000. Subsequent to September 30, 2000, i-engineering.com made payments of $100,000 on account of its note and the Company paid principal and interest on 10% promissory notes in the principal amount of $100,000. At November 10, 2000, the amount due from i-engineering was $223,174.46, and the amount due to the holders of the remaining 10% promissory notes was $162,667. The Company cannot give assurance that the i-engineering.com note will be paid.

On June 7, 2000 the Company entered into a one-year revolving credit agreement with its asset-based lender. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly interest of $12,000. The maximum availability on the credit agreement is $2.5 million. the Company terminated its agreement with its previous asset-based lender.

The Company anticipates that it will incur losses during the fourth quarter of 2000, and it cannot give any assurance that losses will not continue beyond the fourth quarter and into 2001. If the Company is not able to either operate profitably or find additional financing sources, the Company may have to further reduce or cease its operations.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

In view of the Company's anticipated cash requirements, the Company continues to review various capital raising initiatives, merger opportunities and other alliances which may improve the Company's financial condition and stockholders' value. However, the Company cannot give any assurance that it will be successful in these efforts.


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

Part II  Other Information



Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  November 14, 2000                       Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  November 14, 2000                          Glen R. Charles
                                            (Chief Financial Officer)