Form 10-K
period 2000-12-30
TRANS GLOBAL SERVICES INC
filed 2001-03-30
CIK 916485

TRANS GLOBAL SERVICES, INC.
                           1393 Veterans Memorial Hwy
                            Hauppauge, New York 11788

March 30, 2001

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C. 20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Trans Global Services, Inc. (the "Company") is the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,

Glen R. Charles
Chief Financial Officer

Trans Global Services, Inc. Form 10-K 12/31/00
Form 10-K 12/31/00

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
-------------------
FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 28, 2001: $ 421,875

State the number of shares outstanding of each of the Company's classes of common stock as of March 30, 2001: 3,364,295 shares of Common Stock, par value $.01 per share.

        DOCUMENTS INCORPORATED BY REFERENCE: None

        PART I

Item 1. Business.

Trans Global Services, Inc. is engaged in providing technical temporary staffing services. In performing such services, we address the current trend of major corporations in "downsizing" and "outsourcing" by providing engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. We believe that the market for outsourcing services such as those which we offer results from the trend in employment practices by major corporations principally in the aircraft and aerospace industries as well as the electronics, energy, telecommunications, banking and computer science industries and public utilities industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. We seek to offer our clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by the Company are on temporary contract assignment, they work with the client's permanent employees; however, they may receive different compensation and benefits than permanent employees.

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


Forward-Looking Statements

The statements in this Form 10-K Annual Report that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-K Annual Report, including any material incorporated by reference in this Form 10-K, that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors," those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations and those described in any other filings with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Risk Factors

Our clients are concentrated in the aircraft and aerospace industries, which has resulted in a downturn in our business because of the downturn in business from these industries

Our three largest clients for 2000 and 1999 were in the aircraft and aerospace industries, accounting for revenue of approximately $13.4 million, or 58% of revenue, in 2000, and $17 million, or 47% of revenue, in 1999. Revenue from Lockheed Martin, which was our largest client in 2000, declined from $7.3 million, or 20.2% of revenue, in 1999 to $5.7 million, or 24.5% of revenue, in 2000. These decreases can be attributed to the slowdown in the aircraft and aerospace industries. We cannot assure you that we will be able to increase our revenue from the aircraft and aerospace industries or to develop any significant client base in other industries.

We do not have substantial working capital which could impair our ability to operate.

At December 31, 2000, we had working capital of $102,000, sufficient to meet only our present needs. Our current assets, include a note from i-engineering.com, a start-up company which requires financing for its operations, in the principal amount of $200,000, plus interest, of which $150,000 plus interest remains outstanding and due March 31, 2001. i-engineering.com has requested that we accept a partial payment immediately, and extend the time for payment of the balance of the note. The request is under consideration by the board of directors. We cannot assure you that this note will be paid. If i-engineering.com fails to make payment, it could impair our operations, and, even if i-engineering.com makes payment our failure to increase our working capital could impair our ability to continue our operations.

We incurred losses during 2000 and our losses are continuing.

As a result of the decline in business from our clients in the aircraft and aerospace industries, we sustained a loss of $1.9 million, or $.67 per share (basic and diluted) for 2000. We cannot assure you that we will be able to generate profits in the future.

Our credit agreement expires in June 2001, and we cannot assure you that we will be able to renew or replace it.

Our principal source of cash during 2000 was our credit facility with our asset-based lender. This facility expires in June 2001. We require this facility in order to meet our payroll obligations since we pay our employees before we receive payment from our customers. We may not be able to continue in business unless we are able to extend our credit facility or otherwise obtain necessary financing, and the terms of any financing which is available to us may be less favorable to us that the terms of our present credit arrangement.

Because of our financial position, we may have difficulty generating business in a highly competitive industry.

The temporary technical staffing business is highly competitive with respect to both employers and employees. In order to attract both clients and employees, we must show that we have the financial capability to meet our obligations and we must offer employees benefits that our competitors offer. Our financial position has in the past limited our ability to grow. Our current financial position, particularly our limited working capital, may increase the difficulty in both retaining existing clients and obtaining new clients.

We need to offer direct payroll deposit to our employees.

At present, because of our financial position, we do not offer our employees a direct deposit payroll program by which we deposit the employees' compensation directly into their bank accounts so that the employee's money will be immediately available. Employees believe that direct payroll deposit is an important element to consider in evaluating employment opportunities. In order to offer this service, we require significant additional funds, and these funds are not available to us. We believe that our ability to attract new clients will continue to be impaired by our inability to offer employees direct payroll deposit.

Item 1. Business [Continued]

Our business may be impaired by any trends in employment practices which result in temporary staffing employees being treated the same as permanent employees.

Our temporary staffing business is based in part on providing employees at a lower cost than employers would pay permanent employees. Many of the temporary employees work with permanent employees and perform similar duties. Our business would be impaired if temporary employees are required to be treated like permanent employees, whether as a result of labor negotiations, court or administrative decisions, legislation or regulation, or other factors outside of our control.

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

We are dependent upon our management.

Our business is dependent upon our senior executive officers, principally Mr. Joseph G. Sicinski, president and chief executive officer, who is responsible for the Company's operations, including marketing and business development. Although we have an employment agreement with Mr. Sicinski, the agreement does not guarantee that he will continue in his employment with us. Our business may be adversely affected if any of our key officers left our employ.

We may consider an acquisition.

We may seek to address our lack of liquidity through an acquisition. Any acquisition may result in a change of control and substantial dilution to our stockholders. An acquisition may also result in a significant change in our business. We cannot assure you that we will be able to complete any acquisition on terms that are favorable to us or our stockholders or will result in increased liquidity or profitable operations.

We do not anticipate paying dividends on our common stock.

We presently intend to retain future earnings, if any, in order to provide funds for use in the operation and expansion of our business and, accordingly, we do not anticipate paying cash dividends on our Common Stock in the foreseeable future.

Item 1. Business [Continued]

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

Our common stock is subject to the SEC's penny-stock rules.

Our common stock is subject to the SEC's penny-stock rules, which impose additional sales practice requirements on broker-dealers which sell our stock to persons other than established customers and institutional accredited investors. These rules may affect the ability of broker-dealers to sell our common stock and may affect the ability of our stockholders to sell any common stock they may own.

Shares may be issued pursuant to options and warrants.

We may issue stock upon the exercise of options to purchase up to an aggregate 784,829 shares of common stock pursuant to our long-term incentive plans and warrants to purchase an aggregate of 1,429,162 shares.

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

We maintain a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by us, referrals and responses to advertisements placed by us in the media, including newspapers, yellow pages, magazines and trade publications. Part of our responsibilities for any engagement is the recruitment and initial interviewing of potential employees, with the client conducting any final interviews it deems necessary. The majority of work performed by our employees is performed at the client's premises and under the client's direction, although we are the employer of record.

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

Although we have five offices, including our main office in Long Island, New York, throughout the United States, there are no limited geographic markets for our services. We have in the past established offices in new locations when we

Item 1.  Business [Continued]

receive a contract in the area and we cannot effectively service such contract from our existing offices. We intend to continue to establish new offices as necessary to meet the needs of our customers.

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

The following table shows the revenue and the percentage of our total revenue from those clients that accounted for at least 5% of our revenue in 2000:

Client                        Revenue          Percent
Lockheed-Martin            $ 5.7 million        24.5%
Bell Helicopter Textron      4.1 million        17.8%
Boeing                       3.6 million        15.5%
Gulfstream Aerospace         2.2 million         9.3%

Item 1.  Business [Continued]

The following table shows the revenue and the percentage of our total revenue from our largest clients in 1999:
Client                        Revenue             Percent
Lockheed-Martin           $7.3 million             20.2%
Bell Helicopter Textron    4.9 million             13.7%
Boeing                     4.6 million             12.8%
Gulfstream Aerospace       3.0 million              8.2%
Northrop Grumman           2.8 million              7.9%
CDI Corp.                  2.4 million              6.7%

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. We compete with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants than we have. We believe that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, our ability to generate revenue is dependent not only upon our ability to obtain contracts with clients, but also to provide these clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in attracting employees. Our ability to increase our business with existing clients or to attract other clients will be affected by our working capital. Accordingly, our failure to increase our working capital may adversely effect our ability to expand our business. In addition, our failure to offer employees the direct deposit of their payroll may affect their willingness to be employed by us.

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

Item 1.  Business [Continued]

clients own requirements and the clients' needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact our business.

Employees

At December 31, 2000, we had 321 employees, 297 of which were contract service employees who performed services on the clients' premises and 24 were executive and administrative employees. Each of our offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with us which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by our clients for any reason, we have no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. Our employees are not represented by a labor union, and we consider our employee relationships to be good.

Executive Officers of the Company

The following are the executive officers of the Company as of March 31, 2001:

     Name            Age       Position with the Company
    -----            ----      -------------------------
Joseph G. Sicinski   69        Chief Executive Officer and President
Edward D. Bright     63        Chairman of the Board
Glen R. Charles      47        Chief Financial Officer, Secretary and Treasurer

Mr. Joseph G. Sicinski has been our president and a director since May 1995 and our chief executive officer since April 1998. He served in the same capacities for our predecessors since 1992. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services. Mr. Sicinski is also a director of Netsmart Technologies, Inc., which is a leading supplier of enterprise wide software solutions for human service providers.

Mr. Edward Bright has been our chairman of the board and a director since April 1998. Mr. Bright is also the chairman of the Board of the Sagemark Companies, Ltd., a public corporation which was formerly our principal stockholder. In April 1998, Mr. Bright was also elected as chairman, secretary, treasurer and a director of The Sagemark Companies, Ltd.

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

Item 2. Description of Property.

We lease approximately 7,500 square feet of office facilities in Hauppauge, New York, where we maintain our executive offices. We also rent modest office space in Phoenix Arizona, Arlington Texas, Seattle Washington and Orlando Florida. Our aggregate annual rent is approximately $200,000, which is subject to annual increases. We believe that our present office space is adequate for our present needs and that additional office space is readily available on commercially reasonable terms.

Item 3. Legal Proceedings.

In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against our subsidiary, Resource Management International, Inc. seeking damages of approximately $1.1 million for an alleged breach of contract by us. Mr. Corace was the president of Job Shop
Technical Services, Inc., from which we, through Resource Management International, Inc., purchased assets in November 1994. We believe that the action is without merit, we are contesting this matter and we have filed counterclaims against Mr. Corace.



Item 4.  Submission of Matters to a vote of Security Holders.

         No matters were voted upon during the fourth quarter of 2000.

                                        PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on OTC Bulletin Board Market under the symbol TGSI. Prior to March 16, 2000, our common stock was traded on the Nasdaq SmallCap Market.

The high and low closing price for the Company's Common Stock since January 1999 are as follows:
                                                      Common Stock
                                                    ---------------
                                                      High      Low
1999
  First Quarter                                      1.875        .75
  Second Quarter                                     1.75         .75
  Third Quarter                                      1.375        .6875
  Fourth Quarter                                      .7813       .4063

2000
  First Quarter                                      2.625      .563
  Second Quarter                                     1.1875     .75
  Third Quarter                                       .75       .125
  Fourth Quarter                                      .4531     .125


2001
  First Quarter (through March 28th)                  .4375     .125

The closing price for the common stock on March 28, 2001 was $.1875. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of February 28, 2001, we believe that there were approximately 1,500 beneficial holders of our common stock.

We have not paid dividends on our common stock since inception, and we do not expect to pay any dividends for the foreseeable future.

During 2000, we issued the following equity securities.

In January 2000, we issued $1,000,000 of subordinated notes in the principal amount of $1,000,000. In connection with the financing, we issued warrants to purchase 250,000 shares of common stock at $.35 per share to the investors. In addition, we issued warrants to purchase 300,000 shares of common stock at $.35 per share to SG Martin Securities, LLC, the placement agent. We also issued a warrant to purchase 25,000 shares of common stock at $.35 per share, to Mr. James Conway, a director, for services relating to the financing.

Pursuant to a restated agreement dated January 21, 2000, we issued 270,000 shares of common stock to i-engineering.com. In December 2000, i-engineering.com returned those shares to us. For information concerning our agreement with i-engineering.com, see "Item 13. Certain Relationships and Related Transactions."

Item 6.  Selected Financial Data.
                             TRANS GLOBAL SERVICES, INC.
                              SELECTED FINANCIAL DATA
                        (In thousands, except per share amounts)

Set forth below is selected financial data with respect to the Company for the years ended December 31, 2000, 1999, 1998, 1997 and 1996. The selected financial data for the years ended December 31, 2000, 1999 and 1998 have been derived from the financial statements which appear elsewhere in this Report. The data for the years ended December 31, 1997 and 1996 have been derived from our audited financial statements which are not included in this report. This data should be read in conjunction with the financial statements of the Company and the related notes which are included elsewhere in this Report.

Statement of Operations Data 1:
------------------------------

                                                 Year Ended December 31,
                         -------------------------------------------------------

                                2000        1999         1998        1997       1996
        Revenue                $ 23,325      $ 36,015     $67,244    $75,725   $62,594
        Net (loss)income        (1,923)      ( 1,853)        805      1,023       (681)
        Net (loss)income per share
         of common stock (basic)(  .67)      (   .61)        .21        .27      ( .27)
        Weighted average number of
         shares of common stock
         outstanding             2,861         3,048       3,820      3,820      2,530
        Net (loss) income per
         share of common
         stock (diluted)        ( .67)        (  .61)        .21        .26      ( .27)
        Weighted average number of
         shares of common stock
         outstanding             2,861         3,048       3,831      3,889      2,530

Balance Sheet Data:
                                                      December 31,
                        -----------------------------------------------------
                            2000       1999         1998        1997        1996
        Working capital
         (deficiency)       $  102   $ (  156)   $  972    $   257      $  (755)
        Total assets         4,794      7,365    12,597     13,942       13,100
        Total liabilities    1,960      2,818     3,630      5,943        6,274
        Accumulated deficit (7,735)    (5,813)   (3,959)    (4,765)      (5,788)
        Stockholders' equity 2,834      4,547     8,967      7,999        6,826

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Years ended December 31, 2000, 1999, and 1998

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of our business will be dependent upon our ability to generate sufficient revenue to enable it to cover our fixed costs and other operating expenses, and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, our payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee.

Accordingly, our cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2001, Social Security taxes are payable on the first $80,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for us to pay Social Security tax for such employee. Since many of our employees receive compensation in excess of that amount, our costs with respect to any employee are significantly higher during the period when we are required to pay Social Security taxes than it is after such taxes have been paid.

Our revenue is derived principally from the aircraft and aerospace industries. In 2000 revenue totaled $23 million. This reflected a decrease of 35.2% from the revenue in 1999. In 1999 we experienced a 46.4% decrease from the revenue in 1998. The decrease over the past two years continues to be the slowdown in the aircraft and aerospace industries and the continuing delay of requests for personnel by our multi-national fortune 500 clients we serve. During 2000, approximately $15.6 million, or 67% of our revenue, was generated from our four largest clients, Lockheed-Martin, Bell Helicopter Textron, The Boeing Companies and Gulfstream Aerospace. During 1999, approximately $17 million, or 47% of our revenue was derived from our three largest clients, Lockheed-Martin, Bell Helicopter Textron and The Boeing Companies and 69.5% was generated from our six largest clients. In 1998, approximately $40 million, or 60.1%, of our revenue was derived from our three largest clients, Boeing, Lockheed-Martin and Northrop-Grumman, and 75.4% of our revenue was generated from our five largest clients. The reduction in business from these clients has had a material impact on our business. However, in the first quarter of 2001, we are experiencing an increase in revenue compared to revenue of the fourth quarter of 2000. We cannot assure you that this trend will continue.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Our gross margins were 10.1% for 2000, 8.2% for 1999 and 9.2% for 1998. The increased gross margin from 1999 to 2000 can be attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue from clients in other industries. The decrease in the gross margin from 1998 to 1999 reflects the loss of some of our higher gross margin business.

Selling, general and administrative expenses, exclusive of amortization of intangibles, in 2000 decreased by 21.6% from 1999 which was a decrease of 18.5% from those expenses in 1998 excluding related party expenses. These selling, general and administrative expenses were $3.2 million in 2000, $4.1 million in 1999 and $5.0 million in 1998. The decline reflects principally the effects of our cost reduction program necessitated by the significant drop in revenue.

As a result of the decrease in revenue, in 2000, and the decrease in revenue and gross margin in 1999, our gross profit was not sufficient to cover our selling, general and administrative expenses, resulting in operating losses of $1.1 million in 2000 and $1.4 million in 1999.

Interest expense for 2000, which was $472,000, increased by approximately $215,000, or 83%, over interest expenses of $257,000 for 1999. Approximately $210,000 of the interest expense is attributable to the amortization of non-cash debt finance costs associated with the 575,000 warrants issued in January 2000 in connection with the $1.0 million of debt financing raised at that time. Interest expense for 1999 decreased by 50% from $517,000 in 1998 as a result of a full year's lower financing rates payable through the change in the Company's credit facility in 1998 as well as the reduced borrowing reflecting a reduced level of revenue and accounts receivable.

Other income increased by approximately $140,000 in 2000 compared to 1999. approximately $80,000 of this increase is attributable to fees paid by Arc Networks in connection with our agreement to extend the Arc Networks' note.

Our net loss before income tax expense was $1.4 million in 2000 compared with a net loss of $1.6 million in 1999 and net income of $469,000 for 1998. After eliminating the deferred tax benefit of $490,000 in 2000 our net loss amounted to $1.9 million, or $.67 per share (basic and diluted), in 2000 compared to a net loss of $1.8 million, or $.61 per share (basic and diluted) in 1999 and net income of $805,000, or $.21 per share (basic and diluted), for 1998.

Gross revenue has increased slightly in the first quarter of 2001, however, we continue to operate at a loss, and we anticipate that we will incur a loss for at least the first and second quarters of 2001. We can not predict when or whether we will operate profitably.

Liquidity and Capital Resources

At December 31, 2000, we had working capital of $102,000. Our working capital is sufficient only to meet our most immediate needs, and our failure to increase our working capital could impair our ability to continue our operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

During 2000, our operations generated cash flow of $143,000. Our principal source of cash during 2000 was our credit facility with our asset-based lender. This facility expires in June 2001.

Pursuant to the credit agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly interest of $12,000 and an additional fee of $500 per month. The maximum availability on the credit agreement is $2.5 million. The maximum available under our borrowing formula was $1,226,000 at December 31, 2000 and $1,687,000 at February 28, 2001. We will not be able to continue in operations if we are not able to extend or replace our credit agreement.

In January 2000, we raised $1.0 million through the issuance of our 10% subordinated promissory notes due the earlier of receipt of payment from the note issued by Arc Networks or 18 months from the date of issuance. In connection with this financing we issued warrants to purchase 575,000 shares of our common stock at $.35 per share to the investors and others who performed services relating to the financing.

Our current assets include a $225,000 note payable from i-engineering.com, Inc. In accordance with our agreement relating to the issuance of the notes, we loaned $500,000 of the proceeds to i-engineering.com for a term of 120 days at an interest rate of 10%. In addition, we acquired an equity interest in i-engineering.com and issued to i-engineering.com 270,000 shares of our common stock. i-engineering.com is a start-up company which requires funds for its operations. The note was initially due in June 2000 and has been extended twice as a result of the inability of i-engineering.com to make the full payment. On December 5, 2000 we entered into a new agreement with i-engineering.com to give back one-half of our interest in i-engineering.com in exchange for the 270,000 shares of our common stock held by i-engineering.com. The agreement provided for i-engineering.com to make a payment of $50,000 on January 2, 2001, which was made. The balance of the note was extended until March 31, 2001, at which time, the balance of our interest in i-engineering.com, net of shares of i-engineering.com which are to be transferred to the holders of the promissory notes which we issued in January 2000 would be returned. i-engineering.com has requested that we accept another partial payment and extend the time for payment of the balance of the note. This request is presently under consideration by the board of directors.


In September 2000, we received payment in full on the Arc Networks Note, and used a portion of the proceeds to pay principal and interest on the 10% promissory notes in the principal amount of $850,000. The remaining noteholders have agreed to extend the balance until March 31, 2001 in exchange for warrants to purchase 37,500 shares of our common stock at $.35 per share.

We are seeking to address our working capital needs by negotiating an extension of our present credit agreement with our asset-based lender. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities.

PART III
Item 10.   Directors and Executive Officers of the Company (continued)

We may consider an acquisition if we believe that the acquired company would provide us with adequate financial resources. Any acquisition may result in a change of control and substantial dilution to our stockholders. Although we have engaged in negotiations in the past, none of such negotiations has resulted in an agreement. We are not presently engaged in negotiations with respect to any acquisitions.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk. Not Applicable.

Item 8. Financial Statements.

The Financial Statements begin on Page F-1.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None
                                    PART III

Item 10.  Directors and Executive Officers of the Company

The following table sets forth certain information concerning the directors and the executive officers of the Company as of March 31, 2001:

Name                       Age             Position with the Company

Joseph G. Sicinski         69    President, chief executive officer and director
Edward D. Bright-1         63    Chairman of the board and director
Glen R. Charles            47    Chief financial officer, secretary, treasurer
                                  and director
James L. Conway-1          52    Director


1 Member of the audit committee.



Mr. Joseph G. Sicinski has been president and a director of us and our predecessor since September 1992 and our chief executive officer since April 1998. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services. Mr. Sicinski is also a director of Netsmart Technologies, Inc., a publicly-held company that markets medical information systems.

Mr. Edward D. Bright has been a director since April 1998. He is also chairman of the board and a director of The Sagemark Companies, Ltd., a position he has held since 2000. Sagemark is a public company that was formerly our principal stockholder. From January 1996 until April 1998, Mr. Bright was an executive officer of or advisor to Creative Socio Medics Corp., a subsidiary of Netsmart. From June 1994 until January 1996, he was chief executive officer of Netsmart.

PART III Continued

Item 10,  Directors and Executive Officers of the Company


Mr. Glen R. Charles has been chief financial officer and treasurer of us and our predecessor since November 1994 and secretary since April 1998. Mr. Charles has been a director of the Company since May 1999. From 1992 to November 1994, he was engaged in the private practice of accounting.

Mr. James L. Conway has been a director since June 1998. He has been president and a director of Netsmart since January 1996 and chief executive officer of Netsmart since April 1998. From 1993 until April 1998, he was president of S-Tech Corporation, which, until April 1998, was a wholly-owned subsidiary of Consolidated which manufactures specialty vending equipment for postal, telecommunication and other industries.

In 1999, the board of directors created an audit committee.

The audit committee consists of two independent directors. The audit committee presently consists of Messrs. Edward D. Bright and James L. Conway.
The audit committee is charged with the following responsibilities:

   Recommend to the board the selection of the independent accountants.
   Review the scope of the audit with the independent accountants.
   Review the annual and quarterly financial statements with the independent accountants prior to the filing of the Form 10-K and 10-Q.
   Review any issues relating to the independence of the independent accountants.
   Review with the independent accountants and the board of directors any matters raised in any management letters issued by the independent accountants.
   Review any material transactions between us and any of its officers and directors, other than employment agreements and other matters which are subject to approval of the board of directors or any stock option committee.

Directors are elected for a term of one year. During 2000, we paid directors who are not also employees a fee of $500 per month, which rate is continuing in effect during 2001.

None of the Company's officers and directors are related.

Messrs.  James  Conway and Edward  Bright  filed  their Form 5 for 2000 in March
2001.

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

Item 11.  Executive Compensation



Set forth below is information with respect to compensation paid or accrued by us for 2000, 1999 and 1998 to our chief executive officer. No other officer had compensation of $100,000 or more for 2000.

                           SUMMARY COMPENSATION TABLE
                         Annual Compensation   Long-Term
                                               Compensation        (Awards)
Name and Principal                             Restricted Stock  Options,SARS
  Position           Year   Salary    Bonus    Awards (Dollars)    (Number)

Joseph G. Sicinski,
 president and chief
 executive officer  2000   $235,299   --         --                  --
                    1999    265,957   --         --                  85,000
                    1998    267,173  $48,800     --                  60,000

On January 10, 2001 the exercise price of the outstanding options held by our officers, directors and employees, including the options to purchase 368,333 shares at $.53 per share held by Mr. Sicinski were repriced at $.125 per share, which was the fair market value of our common stock on that day. In connection with the repricing, we agreed that payment of the exercise price could be made by issuance of a non-interest bearing non-recourse promissory note due the earlier of January 2006 or the date the shares are sold by the employee. The shares are held by us as security for payment of the notes. In February 2001, Mr. Sicinski exercised his option to purchase 368,333 shares of common stock at $.125 per share, for which he issued a promissory note in the principal amount of $46,041.63.

Employment Contracts, Compensation Agreements and Termination of Employment and Change in Control Arrangements

In October 1997, Mr. Joseph G. Sicinski entered into a five-year employment agreement with us pursuant to which he received minimum annual compensation of $260,000, subject to an annual increase equal to the greater of the increase in the cost of living index or 5%. The term of the agreement was amended in March 1999 to extend the term until September 30, 2005. In addition, Mr. Sicinski is entitled to a bonus of 5% of the Company's income before taxes, all non-cash adjustments and all payments to our former parent, provided, that his maximum bonus is 200% of his annual salary. We also provide Mr. Sicinski with an automobile which he may use for personal use. Mr. Sicinski is also entitled to severance payments in the event of a termination of his employment following a change of control, which would equal the greater of five times his annual compensation or his annual compensation multiplied by the number of years remaining in the term.

In September 1999, Mr. Glen R. Charles entered into a four-year employment agreement with us, pursuant to which he receives a minimum base salary of $127,960 subject to an annual increase of not less than 5%.

Item 11.  Executive Compensation [Continued]

In June 2000, Mr. Sicinski and Mr. Charles both agreed to reduce their salaries until such time as the board of directors of the Company shall determine that sufficient working capital is available to the Company to reinstate their agreed upon salaries. The amount shown in the summary compensation table reflects the reduced rate of compensation for 2000.

Option Exercises and Outstanding Options

The following table sets forth information concerning the exercise of options during 2000 and the year-end value of options and warrants held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year-End Option Value

                                           Number of
                                           Securities        Value of
                                           Underlying        Unexercised In-
                                           Unexercised       the- Money
                                           Options at Fiscal Options at Fiscal
                                           Year End -1       Year End-2

                 Shares Acquired  Value    Exercisable/      Exercisable/
Name             Upon Exercise   Realized  Unexercisable     Unexercisable
----              -------------  --------  -------------     -------------
Joseph G. Sicinski      --           --     434,999/--         --/--

Options and warrants are considered in the money if their exercise price was less than last reported sales price of our common stock on December 31, 2000, which was $.125 per share.

We have three long-term incentive plans, pursuant which options to purchase an aggregate of 895,388 shares of common stock may be issued. At December 31, 2000, options to purchase 784,829 shares off common stock had been granted, of which options to purchase 0 shares had been exercised, options to purchase 0 shares had expired and options to purchase 784,829 shares were outstanding. At such date, there were options to purchase 110,559 shares of common stock available for grant in addition to any options which become available as a result of the cancellation or expiration of outstanding options.

The board of directors or a stock option committee, if appointed, has the authority to grant the following types of awards under the three option plans: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The option plans are designed to provide us with broad discretion to grant incentive stock-based rights. All officers, including Mr. Joseph G. Sicinski, who is also a director, are eligible for awards under the option plans. On April 1 of each year, all outside directors are awarded options to purchase 5,000 shares of common stock at the fair market value on that date.

Item 11.  Executive Compensation [Continued]

Tax consequences of awards provided under the options plans are dependent upon the type of award granted. The grant of an incentive or non-qualified stock option does not result in any taxable income to the recipient or deduction to us. Upon exercise of a non-qualified stock option, the recipient recognizes income in the amount by which the fair market value on the date of exercise exceeds the exercise price of the option, and we receive a corresponding tax deduction. In the case of an incentive stock option, no income is recognized to the employee, and no deduction is available to us, if the stock issued upon exercise of the option is not transferred within two years from the date of grant or one year from the date of exercise, whichever occurs later. However, the exercise of an incentive stock option may result in additional taxes through the application of the alternative minimum tax. In the event of a sale or other disqualifying transfer of stock issued upon exercise of an incentive stock option, the employee realizes income, and we receive a tax deduction, equal to the amount by which the lesser of the fair market value at the date of exercise or the proceeds from the sale exceeds the exercise price. The issuance of stock pursuant to a stock grant results in taxable income to the recipient at the date the rights to the stock become nonforfeitable, and we receive a deduction in such amount. However, if the recipient of the award makes an election in accordance with the Internal Revenue Code of 1986, as amended, the amount of his or her income is based on the fair market value on the date of grant rather than the fair market value on the date the rights become nonforfeitable. When compensation is to be recognized by the employee, appropriate arrangements may be required to be made with respect to the payment of withholding tax.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Set forth below is information as of March 15, 2001 as to our chief executive officer, each director, each person owning of record or known by us, based on information provided to the Company by the persons named below, to own beneficially at least 5% of the Company's Common Stock and for all officers and directors as a group.

                                                       Percent of Outstanding
Name and Address                    Shares             Common Stock
--------------------              ----------          -----------------------

Joseph G. Sicinski
1393 Veterans Memorial Hwy.
Hauppauge, NY 11788                  709,998                 21.1%

Glen R. Charles                      107,988                  3.2%

Edward D. Bright                      50,000                  1.5%

James L. Conway                       65,000                  1.9%

All directors and officers
as a group (four individuals owning
stock, warrants or options)          932,996                 27.7%

Item 12. Security Ownership of Certain Beneficial Owners and Management. (Continued)

The number of shares of common stock owned by our directors and officers shown in the table includes shares of common stock which are issuable upon exercise of options and warrants that are exercisable at March 15, 2001 or will become exercisable within 60 days after that date. Set forth below is the number of shares issuable upon exercise of those options for each of our directors and the officers named in the summary compensation table.

Name                            Shares
Joseph G. Sicinski               66,666
James L. Conway                  65,000
All officers and directors
as a group                      131,666

Mr. Sicinski's options and warrants include 66,666 shares of common stock issuable upon exercise of warrants and Mr. Conway's options and warrants include 25,000 shares of common stock issuable upon exercise of warrants and 40,000 shares of common stock issuable upon exercise of options. All other officers and directors only hold options.


Certain relationships and related transactions

At December 31, 1999 Arc Networks, Inc., a former subsidiary of The Sagemark Companies, Ltd., owed us approximately $1.2 million, which was represented by Arc Networks promissory note. This promissory note was guaranteed by Sagemark, which had been our principal stockholder, and other parties affiliated with Arc Networks. Pursuant to an agreement dated February 7, 2000 with Arc Networks, Sagemark and the other guarantors, Sagemark transferred 50,000 shares of our common stock to us, and we agreed to extend the maturity date of the note from Arc Networks to April 2000. Neither Sagemark nor Arc were our affiliates at December 31, 2000. In September 2000, Arc Networks paid the note in full.

We entered into a restated agreement dated as of January 21, 2000 with i-engineering.com, pursuant to which:

We lent i-engineering.com $500,000, for which it issued its 10% promissory notes which are due on the earlier of 120 days from the date of issuance in January and February 2000 or the first to occur of (i) the date i-engineering.com receives gross proceeds of at least $5,000,000 from a private placement or public offering of its securities, or (ii) the date i-engineering.com obtains bank or other debt financings or credit lines or other credit facility or facilities of at least $750,000.

We agreed to provide i-engineering.com with services to assist it in developing its business.

i-engineering.com issued to us i-engineering.com's common stock equal to approximately 10% of the then outstanding i-engineering.com common stock.

 We issued to i-engineering.com 270,000 shares of our common stock.

 i-engineering.com elected Mr. Joseph G. Sicinski, our president and chief executive officer, a director, and we agreed to include Mr. Naval Kapoor, i-engineering's president and chief executive officer, as one of our board of directors nominees for director at the 2000 meeting.

Mr. Kapoor was elected as a director at the 2000 annual meeting. i-engineering.com did not pay the $300,000 note when due and we agreed to two extensions. In connection with the second extension, Mr. Kapoor resigned as a director, i-engineering.com returned to us the 270,000 shares which had been issued to i- engineering, and we returned 50% of the i-engineering.com shares issued to us (net

Item 12.  Security Ownership of Certain Beneficial Owners and Management.


of shares to be issued to certain of our lenders pursuant to agreements with the lenders) and agreed to return the remaining 50% if the balance of note is paid. i-engineering.com was required to make one payment in January 2001, which was made, and is required to pay the principal balance of $150,000, plus interest, on March 31, 2001. i-engineering.com has requested that we accept another partial payment and extend the time for payment of the balance of the note. This request is presently under consideration by the board of directors. Mr. Joseph
G. Sicinski, resigned as a director of i-engineering.com in October 31, 2000.

In January 2000, we issued to James L. Conway a warrant to purchase 25,000 shares of common stock at $.35 per share for services rendered in connection with a $1,000,000 debt financing. The terms of the warrants issued to Mr. Conway are the same as the terms of the warrants which were issued to the lenders.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Trans Global Services, Inc. and Subsidiaries

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2000 and 1999
Consolidated  Statements of Operations for the years ended December 31, 2000,
 1999 and 1998
Consolidated  Statements of Changes in  Stockholders' Equity for the years ended  December 31, 2000,  1999 and 1998
Consolidated  Statements  of Cash Flows for the years ended  December  31, 2000,
 1999 and 1998

Notes to Financial Statements

(b)     Financial Statement Schedules.
    None

(c)     Exhibits

3.1-  (1)  Restated Certificate of Incorporation.
3.2-  (2)  By-Laws.
10.1- (3)  Employment agreement dated October 15, 1997, between the Company and
           Joseph G. Sicinski, as amended.
10.2 -(4)  1995 Long-Term Incentive Plan.
10.3 -(5)  1998 Long-Term Incentive Plan
10.4 -(6)  1999 Long-Term Incentive Plan.
10.5 -(2)  Form of Series A Common Stock Purchase Warrants.
10.7       Credit Agreement dated June 7, 2000 between the Company and
           Sterling National Bank

21.1(3)   Subsidiaries of the Registrant
24.1      Consent of Moore Stephens, P.C.
25.1      Powers of attorney (See Signature Page).

Part IV [Continued]



1. Filed as an exhibit to the Company's registration statement on Form S-1, File No. 333-14289, and incorporated herein by reference.
2. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
3. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
4. Filed as an exhibit to the Company's definitive proxy statement for its special meeting of stockholders for November 1996 and incorporated herein by reference.
5. Filed as an exhibit to the Company's definitive proxy statement for its 1998 annual meeting of stockholders for August 1998 and incorporated herein by reference.
6. Filed as an exhibit to the Company's definitive proxy statement for its 2000 annual meeting of stockholders held in May 2000 and incorporated herein by reference.


(d)  Reports on Form 8-K

     None

        SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS GLOBAL SERVICES, INC.


Date: March 30, 2001                    By:
                                           Joseph G. Sicinski
                                           President, Chief Executive Officer


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


Signature                              Title                       Date




Joseph G. Sicinski       President, Chief Executive            March 30,   2001
                         Officer and Director
                          (Principal Executive Officer)

Glen R. Charles          Chief Financial Officer (Principal    March 30,   2001
                         Financial and Accounting Officer)
                         and Director

 Edward D. Bright        Director                              March 30,   2001

 James Conway            Director                              March 30,   2001

                          INDEX TO FINANCIAL STATEMENTS


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES                     PAGE

Report of Independent Certified Public Accounts

Consolidated Balance Sheets as of December 31, 2000 and 1999      F-3

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998                                  F-5

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2000, 1999,and 1998              F-7

Consolidated Statements of Cash Flows for the years ended
December 31,  2000, 1999 and 1998                                 F-10

Notes to Consolidated Financial Statements                        F-13

                      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York


We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




MOORE STEPHENS, P.C.
Certified Public Accountants

Cranford, New Jersey
February 7, 2001

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                   2 0 0 0           1 9 9 9

Assets:
Current Assets:
Cash                                         $       58,463   $        43,141
Accounts Receivable - Net                         1,702,998         2,518,343
Note Receivable -i-engineering.com, Inc.            225,451               -0-
Prepaid Expenses and Other Current Assets            75,199           100,865
                                                 ----------        ----------
Total Current Assets                              2,062,111         2,662,349
                                                 ----------         ---------
Property and Equipment - Net                        113,683           162,820
                                                 ----------         ---------
Other Assets:
Due from Arc Networks                                   -0-         1,171,673
Customer Lists                                    1,938,703         2,163,655
Goodwill - Net                                      629,816           678,392
Deferred Tax Asset-Non Current                          -0-           490,000
Other Assets                                         49,864            36,373
                                                 ----------          --------
Total Other Assets                                2,618,383         4,540,093
Total Assets                               $      4,794,177         7,365,262
                                           ================        ==========

See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                        December 31,
                                                  2 0 0 0           1 9 9 9

Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses          $    465,981      $   402,735
Accrued Payroll and Related Taxes and Expenses      477,154          359,295
Loan Payable - Asset-Based Lender                   852,035        2,056,372
Notes Payable - Outside Investors(7)                165,000              -0-
                                                  ---------         --------
Total Current Liabilities                         1,960,170        2,818,402
                                                   ---------        --------

Commitments and Contingencies [10]                      --               --
                                                  ---------        --------
Stockholders' Equity:

Common Stock $.01 Par Value, 25,000,000
 Shares authorized. 2000: 4,089,716 issued
 2,619,716 outstanding. 1999: 3,819,716
 issued  2,669,716 outstanding                      40,897            38,197

Capital in Excess of Par Value                  13,499,281        12,887,851

Accumulated Deficit                             (7,735,359)       (5,812,506)
                                                ----------          ---------
                                                 5,804,819         7,113,542
                                                ----------           --------

Less Treasury Stock, at cost
 1,150,000 shares - 1999
 1,470,000 shares - 2000                        (2,970,812)       (2,566,682)
                                                ----------          --------

Total Stockholders' Equity                       2,834,007         4,546,860
Total Liabilities and Stockholders' Equity    $  4,794,177      $  7,365,262
                                               ===========       ===========

See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Y e a r s   e n d e d
                                                D e c e m b e r  31,
                                        2 0 0 0         1 9 9 9      1 9 9 8
Revenue                             $  23,325,194   $ 36,015,273   $ 67,243,713

Cost of Services Provided              20,975,439     33,049,393     61,023,970
                                      ----------      ----------     ----------
Gross Profit                            2,349,755      2,966,880      6,219,743
                                      ----------      ----------     ----------
Operating Expenses:
Selling, General and
Administrative Expenses                 3,220,718      4,109,663      5,040,121
Related Party Administrative Expenses         -0-            -0-         55,000
Amortization - Intangibles                273,528        273,528        273,537
                                        ---------      ---------        -------
Total Operating Expenses                3,494,246      4,383,191      5,368,658
                                        ---------      ---------      ---------
Operating (Loss) Profit                (1,144,491)    (1,416,311)       851,085
                                        ---------      ---------      ---------
Other Income (Expenses):
Interest Expense                         (471,544)      (257,039)      (516,698)
Interest Income                           110,036        119,708        130,000
Other Income (Expense)                     73,146       ( 67,389)         4,611
                                        ---------       --------        -------
Total Other Expenses - Net               (288,362)      (204,720)      (382,087)
                                        ---------       --------       --------
 (Loss)Income before Income
  Tax (Expense) Benefit                (1,432,853)    (1,621,031)       468,998
Income Tax (Expense) Benefit           (  490,000)    (  232,000)       336,263
                                       ---------        --------      ---------
Net (Loss) Income                     $(1,922,853)  $ (1,853,031)   $   805,261
                                        =========     ===========    ===========

Basic (Loss) Earnings Per Share       $      (.67)   $     (.61)    $       .21


Weighted Average Number of Shares       2,860,700     3,047,798       3,819,716

Diluted (Loss)  Earnings Per Share:
  Incremental Shares from Assumed
  Conversion of Options and Warrants          -0-           -0-          11,500
                                       ---------      ----------     ----------
Weighted Average Number of
  Shares Assuming Dilution             2,860,700      3,047,798       3,831,216

Diluted (Loss) Earnings Per Share     $     (.67)    $     (.61)    $       .21

See Notes to Consolidated Financial Statements
F-5

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity
                                                      Shares         Amounts

Common Stock $.01 Par Value Authorized 25,000,000 shares at December 31, 1998, 1999 and 2000

Balance - December 31, 1997                         3,819,716         $38,197
                                                    ---------         -------
Balance - December 31, 1998                         3,819,716         $38,197
                                                  -----------         -------
Balance  December 31, 1999                         3,819,716          $38,197
                                                   ---------          -------
Issuance of shares of Common Stock
 i-engineering.com, Inc.                             270,000          $ 2,700
                                                  ----------          -------
Balance - December 31, 2000                        4,089,716          $40,897
                                                  ===========         =======
Capital in Excess of Par Value

Balance - December 31, 1997                                        12,887,851
                                                                   ----------
Balance - December 31, 1998                                        12,887,851
                                                                   ----------
Balance - December 31, 1999                                        12,887,851
                                                                   ----------
Issuance of below market warrants (7)                                 210,000
Issuance of shares of Common Stock i-engineering.com,Inc.             326,430
Purchase of Treasury Stock                                             75,000
                                                                   ----------
Balance - December 31, 2000                                        13,499,281
                                                                   ==========
Accumulated Deficit

Balance - December 31, 1997                                       $(4,764,736)
Net Income                                                            805,261
                                                                   -----------
Balance - December 31, 1998                                       $(3,959,475)

Net (Loss)                                                         (1,853,031)
                                                                   -----------
Balance - December 31, 1999                                       $(5,812,506)
Net (Loss)                                                         (1,922,853)
                                                                   -----------
Balance - December 31, 2000                                        (7,735,359)
                                                                  ===========
Treasury Stock
Purchase of treasury stock - 1999                  1,150,000      $(2,566,682)
                                                   ---------      -----------
Balance  December 31, 1999                         1,150,000      $(2,566,682)
Purchase of treasury stock - 2000                    320,000       (  404,130)
                                                   ---------      ------------
Balance - December 31, 2000                        1,470,000      $(2,970,812)
                                                   =========      ===========
See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                       AMOUNT
Deferred Charges

Balance - December 31, 1997                                         ( 162,601)
Amortization of Deferred Consulting Costs                             162,601
                                                                     --------
Balance - December 31, 1998                                               -0-
                                                                     --------
Balance - December 31, 1999                                               -0-
                                                                     --------
Balance - December 31, 2000                                               -0-
                                                                    =========
Total Stockholders' Equity

Balance - December 31, 1997                                       $ 7,998,711
Amortization of deferred Consulting Costs                             162,601
Net Income for the Year Ended December 31, 1998                       805,261
                                                                   ----------
Balance - December 31, 1998                                       $ 8,966,573
Purchase of treasury stock                                         (2,566,682)
Net Loss for the Year Ended December 31, 1999                      (1,853,031)
                                                                   ----------
Balance - December 31, 1999                                       $ 4,546,860
Issuance of below market warrants                                     210,000
Issuance of shares of Common Stock - i-engineering.com, Inc.          329,130
Purchase of treasury stock - i-engineering.com, Inc.                 (329,130)
Net Loss for the Year Ended December 31, 2000                      (1,922,853)
                                                                   ----------
Balance - December 31, 2000                                       $ 2,834,007
                                                                   ==========


See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Y e a r s   e n d e d
                                                  D e c e m b e r  31,
                                            2 0 0 0      1 9 9 9        1 9 9 8

Operating Activities:
Net (Loss) Income                          $(1,922,853) $(1,853,031)  $ 805,261
Adjustments to Reconcile Net (Loss) Income
 to Net Cash Provided By (Used in)
 Operations:
  Depreciation and Amortization                344,194      345,921     393,364
  Charges from Option Exercise                     -0-          -0-     162,601
  Deferred Acquisition Costs                       -0-      235,560         -0-
  Debt Issuance Costs                          210,000          -0-         -0-
  Deferred Loan Costs                              -0-       82,266         -0-
  Deferred Income Taxes                        490,000      232,000    (367,000)
Changes in Operating Assets and Liabilities:
 (Increase) Decrease in Assets:
   Accounts Receivable-Net                     815,345    1,404,500   1,547,510
   Loan Receivable - Officer                       -0-        5,000      42,500
   Prepaid Expenses and Other
    Current Assets                              25,666      113,458   (  37,970)
Increase (Decrease) in Liabilities:
  Accounts Payable and Accrued
    Expenses                                    63,246       88,110   ( 276,989)
  Accrued Payroll and Related
    Taxes and Expenses                         117,859     (169,279)  ( 887,560)
  Accrued Income Taxes Payable                     -0-     ( 13,496)  (  62,861)
  Accrued Voluntary Settlement Agreement           -0-          -0-   ( 150,000)
                                             ---------   ----------    --------
Total Adjustments                            2,066,310    2,324,040     363,595
                                           -----------   ---------    ----------
Net Cash -  Operating Activities               143,457      471,009   1,168,856
                                            ----------   ---------   ----------
Forward


See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Y e a r s   e n d e d
                                                  D e c e m b e r  31,
                                       2 0 0 0         1 9 9 9         1 9 9 8

Net Cash -
 Operating Activities Forwarded     $  143,457     $  471,009      $  1,168,856

Investing Activities:
 Capital Expenditures                  (21,529)       (64,090)          (55,307)
 Deferred Acquisition Costs                -0-            -0-           (74,915)
 Repayments from Arc Networks        1,171,673        117,410            60,920
 Note Receivable i-engineering.com   ( 500,000)           -0-               -0-
 Repayments from i-engineeing.com      274,549            -0-               -0-
Other, net                          (  13,491)         5,034             1,825
Investments in Preferred Stock
   of Affiliate                            -0-      (   3,500)         (136,500)
                                     --------         --------         --------
Net Cash -  Investing Activities       911,202         54,854          (203,977)
                                    ----------     -----------         ---------
Financing Activities:
 Net Payments to
  Asset-Based Lender                (1,204,337)     ( 590,872)         (923,584)
 Deferred Loan Costs                       -0-            -0-           123,399
 Note Payable -outside investors     1,000,000            -0-               -0-
 Repayment of note payable
  -outside investors                (  835,000)           -0-               -0-
Repayment of Note Payable                  -0-      ( 126,767)         ( 11,463)
                                      ---------      ---------       ----------
Net Cash -
 Financing Activities               (1,039,337)     ( 717,639)       (1,058,446)
Net Increase (Decrease)in Cash and
 Cash Equivalents                       15,322      ( 191,776)       (   93,567)
Cash and Cash Equivalents
  - Beginning of Year                   43,141        234,917           328,484
Cash and Cash Equivalents
  - End of Year                  $      58,463    $    43,141        $  234,917
                                   ===========     ===========      ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                      $     244,741    $   257,039        $  516,698
   Income Taxes                  $        -0-     $       -0-        $   68,936

Supplementary Disclosure of Non Cash Investing and Financing Activities during the three years ended December 31, 2000.




See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In connection with the $1,000,000 raised in January, 2000, from the sale of subordinated notes due on the earlier of July 2001 or upon the Company's receipt of the note receivable from Arc Networks, Inc., the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $.35 per share to the placement agent and 25,000 shares to a director for services relating to the financing. The Company incurred a charge of $210,000. This charge has been credited to capital in excess of par value. The Company used $500,000 of the proceeds of the loan to make a loan to i-engineering.com, as described in the following paragraph, and the Company agreed to transfer to the lenders 10% of the shares of i-engineering.com, which it acquired.

On May 3, 1999, the Company acquired 1,150,000 shares of Common Stock in exchange for the Investment in Preferred Stock of an Affiliate, which was held by the Company in the amount of $2,240,730, and a reduction in Due from Affiliates in the amount of $325,952.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[1] Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc., ["Holdings"] and Resource Management International, Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aircraft and aerospace industries.


[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2000 and 1999.

Prepaid Expenses and Other Current Assets - Prepaid expenses primarily consist of approximately $71,000 and $93,000 of prepaid insurance at December 31, 2000 and 1999, respectively.

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

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. For each of the years ended December 31, 2000, and 1999, a significant portion of the Company's receivables were derived from three customers [See Note 12].

Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in excess of the federally insured limit in financial institutions for the payment of payroll costs. Such amounts are reduced below the federally insured limit as payroll checks are presented for payment. Such reduction generally occurs over three to four business days. At December 31, 2000, the Company had amounts on deposit which exceeded the federally insured limit by approximately $43,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

[3] Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at December 31, 2000 and 1999. On June 7, 2000 the Company entered into a one year revolving credit agreement with an asset-based lender. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly interest of $12,000. The maximum availability on the credit agreement is $2.5 million. The borrowings are secured by a security interest in all of the Company's assets. At December 31, 2000 such borrowings were approximately $900,000. At December 31, 1999 the borrowings from the Company's prior lender amounted to $2.1 million. The interest rate (exclusive of any fees) payable by the Company at December 31, 2000 was 11.5% and at December 31, 1999 and December 31, 1998 9.75% and 8.5% respectively.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[4] Property and Equipment

Property and equipment at December 31, 2000 and 1999 is as follows:

                                               2 0 0 0     1 9 9 9
Equipment                                   $  472,929   $ 454,214
Furniture and Fixtures                         199,921     197,107
Leasehold Improvements                         100,510     100,510
                                             ---------    ---------
Totals - At Cost                               773,360     751,831
Less: Accumulated Depreciation                 659,677     589,011
                                             ---------    ---------
Totals                                      $  113,683   $ 162,820

Depreciation expense charged to operations was $70,666 in 2000, and $72,393 in 1999 and $78,694 in 1998.

[5] Intangibles

The Company acquired its subsidiaries during 1994. As part of the purchase agreements, the Company acquired customer lists, a restrictive covenant and goodwill. The intangible assets acquired and the related amortization on the straight-line method are summarized as follows:

                                     Accumulated Amortization      Net of Amortization
                    Life                  December 31,              December 31,
                    Years    Cost       2000       1999              2000      1999
Customer Lists         15   $3,374,477  $1,435,774 $1,210,822    $1,938,703  $2,163,655
Goodwill               20    $ 971,623  $  341,807 $  293,231    $  629,816  $  678,392


Goodwill represents the excess of the acquisition costs over the fair value of net assets of business acquired. Amortization expense is calculated on a straight-line basis over twenty years. Customer Lists represent listings of customers obtained through acquisitions to which the Company can market its services. Customer Lists are recorded at cost and are amortized on a straight-line basis over the estimated useful life of fifteen years. The Company reviews Goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. If the review indicates impairment, the Company will incur a charge against operations to the extent that carrying value exceeds fair value. Management has determined that fair value exceeds carrying value as of December 31, 2000.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[6] Related Party Transactions

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com and (iii) acquired a minority interest in i-engineering.com. The value of this interest was determined by the market value of the Company's shares exchanged which was $331,830.

On December 5, 2000, following the failure of i-engineering.com, Inc. to make timely payment of principal and interest in the aggregate amount of $223,951, the Company entered into an agreement with i-engineering.com pursuant to which , among other things, the Company extended payment of the note, i- engineering.com returned to us the 270,000 shares of Common Stock, and the Company returned to i-engineering.com, 50% of the shares of i- engineering.com which it received (other than shares which are to be issued to the lenders described above) and placed the remaining shares in escrow pending payment by i-engineering.com of its notes to the Company.

In September 2000, Arc Networks, which was formerly a subsidiary of The Sagemark Companies Ltd. ("Sagemark"), made payment in full on the 10% installment promissory note due the Company August 21, 2003 in the principal amount of $1,216,673, (the "Arc Note"). Sagemark was formerly know as Consolidated Technology Group Ltd. On December 31, 1999, Arc Networks was in default on the Arc Note which was guaranteed by Sagemark and others. In February, April and July 2000 the Company agreed to extend the maturity date of the Arc Note until September 15, 2000 in exchange for $80,000 and a transfer to the Company of 50,000 shares of common stock from Sagemark. This transfer reduced Sagemark's holdings in the Company to 329,994, or approximately 11.4%. At December 31, 2000, Sagemark was not considered an affiliate of the Company.

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

The Company had a management services agreement with a wholly-owned subsidiary of Sagemark pursuant to which the Company paid a monthly fee of $10,000 through January 1998. Commencing February 1998 such fee was increased to $15,000. The Company terminated the management services agreement effective April 30, 1998.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENT

[7] Notes Payable

In January, 2000 the Company raised $1 million through the issuance of 10% subordinated promissory notes due July 2001 or earlier upon the Company's receipt of payment of the note from Arc Networks, Inc. At June 30, 2000, the unpaid principal balance of the note from Arc Networks ("the Arc Note") was $994,000. In connection with the subordinated notes, the Company issued warrants to purchase 575,000 shares of the Company's common stock at $.35 per share to the investors, the placement agent and others who assisted the Company in the financing, including a director of the Company. The Company incurred a financing charge of $210,000 which was credited to paid in capital for the fair value of the warrants. The Company also agreed to transfer to the lenders 10% of its equity interest in i-engineering.com. At December 31, 2000 the Company had repaid the noteholders $850,000 of the principal amount plus interest. The remaining noteholders have agreed to extend the due date of the notes to the earlier of March 31, 2001 or when the Company is able to raise $300,000 from outside sources.

[8] Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2000 and 1999 are as follows:

                                                              December 31,
                                                           2000        1999

Deferred Tax Liabilities                                 $    --      $     --
                                                          --------      --------
Deferred Tax Assets:
 Allowance for Doubtful Accounts not
  Currently Deductible                                     25,000       25,000
 Net Operating Loss Carryforwards                       2,320,000    1,748,000
                                                         ---------- -----------
Totals                                                  2,345,000    1,773,000

Valuation Allowance                                     2,345,000    1,283,000
                                                       -----------   -----------
Net Deferred Tax Asset                                        -0-      490,000
Net Deferred Tax Asset - Current Portion                      -0-          -0-
                                                          ---------   ---------
Net Deferred Tax Asset - Non Current                      $   -0-    $ 490,000

The Company's deferred tax asset valuation allowance was $2,345,000 and $1,283,000 as of December 31, 2000 and 1999, respectively. The valuation allowance represents the tax effects of net operating loss carryforwards and other temporary differences which the Company does not expect to realize. The increase in the valuation allowance amounted to $1,062,000 and $648,000 for the years ended December 31, 2000 and 1999, respectively.
                                     F-16

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

The current and deferred income tax components of the provision [benefit] for income taxes consist of the following:
                                             Years ended  December 31,
                                      2000           1999           1998
                                      -----          ----          -----

Current:
 Federal                            $       -0-      $     -0-        $ 149,009
 State                                      -0-            -0-           49,965
Tax Benefit of Net Operating
 Loss Carryforwards                         -0-            -0-         (168,237)
                                       --------        -------          -------
Totals                              $       -0-      $     -0-        $  30,737

Deferred:
 Federal                            $   382,000      $  181,424       $(286,994)
 State                                  108,000          50,576        ( 80,006)
                                      ---------      ---------         --------
Totals                              $   490,000      $  232,000       $(367,000)
                                      --------       ----------        --------
Totals                              $   490,000      $  232,000       $(336,263)
                                     ==========      ==========        ========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                              Years Ended December 31,
                                            2000            1999        1998
                                             ----            ----        ----
Federal Statutory Rate                      (34%)           34%           34%

State Income Taxes, net of
 federal tax                                ( 7%)            7%            7%

Federal tax benefit of net operating
 loss carryforwards                          -0-            -0-          (32%)
Increase (Decrease)in valuation allowance    75%            55%          (81%)
                                            -----          -----         -----
Effective tax rate                           34%            14%          (72%)
                                            =====         =====          =====

The following summarizes the operating loss carryforwards by year of expiration:

                  Amount                 Expiration Date
                $   80,000               December 31, 2009
                 2,163,000               December 31, 2010
                   189,000               December 31, 2011
                   438,000               December 31, 2012
                 1,500,000               December 31, 2014
                 1,430,000               December 31, 2015
                 ---------
                $5,800,000
              ==========              F-17

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[9] Commitments
The Company leases office space and several office machines under operating leases which expire in 2002. The following is an analysis of future minimum lease commitments as of December 31, 2000:

2000                    208,717
2001                    205,331
2002                     79,385
2003                     27,960
2004                      1,120
                       --------
Total           $       522,513

Rent expense amounted to $208,717, $202,802, and $225,198 for the years ended December 31, 2000, 1999 and 1998, respectively.

The company has an employment agreement with the chief executive officer which expires in 2005. Pursuant to the agreement, the chief executive officer received minimum annual compensation of $260,000, subject to an annual increase equal to the greater of the increase in the cost of living index or 5%. The chief executive officer is entitled to a bonus of 5% of the Company's income before taxes, as defined, up to a maximum of 200% of his annual salary. The chief executive officer is also entitled to severance payments in the event of a termination of his employment following a change of control, which would equal the greater of five times his annual compensation or his annual compensation multiplied by the number of years remaining in the term.

The Company also has an employment agreement with its chief financial officer which expires in 2003, pursuant to which he receives a minimum base salary of $127,960 subject to an annual increase not less than 5%.

In January 2000, we entered into a two year consulting agreement with Westwind Holdings, Inc. to provide advisory services to the Company specifically concerning strategic planning, mergers and acquisitions , public relations, raising capital and other related matters. The Company agreed to pay $10,000 each month for the services.

[10] Contingencies

In November 1997, an action was commenced in the Supreme Court of the State of New York, County of Suffolk, by Ralph Corace against RMI seeking damages of approximately $1.1 million for an alleged breach of contract by the Company. Mr. Corace was the president of Job Shop Technical Services, Inc., from which the Company, through a subsidiary, purchased assets in November 1994. We believe that the action is without merit, we are contesting this matter and we have filed counterclaims against Mr. Corace.



Due to the uncertainties in the legal process it is reasonably possible that management's view of the outcome of this may change in the near term.

[11] Fair Value of Financial Instruments
Effective December 31, 1995, the Company adopted SFAS No. 107, which requires disclosing fair value to the extent practicable for financial instruments which

TRANS GLOBAL SERVICES,INC.
NOTES TO FINANCIAL STATEMENTS

are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed therein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences or realization or settlement.

For certain financial instruments, including cash and cash equivalents,notes receivable, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations.

[12] Economic Dependency

In 2000, three customers accounted for revenue of approximately $13.4 million or 57% of the Company's total revenue. Accounts receivable of $940,000 were due from these customers collectively at December 31, 2000.

In 1999, three customers accounted for revenue of approximately $17 million, or 47% of the Company's total revenue. Accounts receivable of $670,000 were due from these customers collectively at December 31, 1999. In 1998, three customers accounted for approximately $40 million, or 60% of the Company's total revenue. Accounts receivable of $1,720,000 were due from these customers collectively at December 31, 1998.
                                       Revenues for the twelve
                                      months ended December 31

                                       2000          1999         1998

Lockheed-Martin                      5,700,000      7,300,000   12,200,000
Bell Helicopter Textron              4,100,000      4,900,000
Boeing                               3,600,000      4,600,000   16,300,000
Northrop Grumman                                                11,600,000
                                     ---------     ----------   ----------
                                    13,400,000     16,800,000   40,100,000

 [13] Stockholders Equity

At December 31, 2000 and 1999, the authorized capital stock of the Company consisted of 5,000,000 shares of preferred stock, par value $.01 per share, and 25,000,000 shares of common stock, par value $.01 per share. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

At December 31, 2000 and 1999 there were no shares of any series of preferred stock outstanding.

At December 31, 2000, there were outstanding warrants to purchase 1,429,162 shares of Common Stock at prices ranging from $.35 - $21.00 per share.

A summary of warrant activity is as follows:

                               2000                   1999                1998
                               Weighted              Weighted           Weighted
                               Average               Average            Average
                               Exercise              Exercise           Exercise
                    Shares     Price       Shares    Price     Shares   Price

Outstanding-Beginning
 of Years             892,312     8.64    901,485   $ 9.07     913,359    $9.36
Granted or Sold
 during the years     612,500      .35         --       --          --       --
Cancelled during
 the years                --       --         --       --           --      --
Expired during
 the years                --       --       9,173    50.70      11,874    30.95
Exercised during
 the years                --       --          --       --          --       --
Outstanding-
 End of Years       1,504,812     5.27     892,312    8.64     901,485     9.07
                      =======     ====    =========   =====    =======   =====
Exercisable -
 End of Years       1,429,162     4.44     816,662    7.50     825,835     7.98
                      =======     ====    =========   =====    =======   ======

The following table summarizes warrant information as of December 31, 2000

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

   .35                      612,500            1 Year              .35
  7.50                      816,662           .3 Years            7.50
 21.00                       75,650            (A)               21.00
                            -------
                          1,504,812

(A) These warrants are exercisable immediately upon issuance and expire 45 days after the effective date of the first registration statement under the Securities Act of 1933, as amended, in which the holders of the warrants are given the opportunity to include the shares of Common Stock issuable upon exercise of the warrants.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

[14] Stock Option Plans

The Company presently has three stock option plans. In 1993, the Company adopted the 1993 Stock Incentive Plan [the "1993 Plan"], covering an aggregate of 25,000 shares of Common Stock. In January 1995, the board of directors adopted the 1995 Stock Incentive plan [the "1995 Plan"], pursuant to which stock options and stock appreciation rights can be granted with respect to 50,833 shares of Common Stock. All of the options outstanding under the "1993 Plan" and "1995 Plan" expired prior to December 31, 2000.

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

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

In June 1999, the committee granted stock options to purchase an aggregate of 254,332 shares of common stock, 122,224 under the 1995 Plan and 132,108 under the 1998 Plan, at $.80 per share, being the fair market value on the date of grant.

In December 1999, the board of directors repriced all of the outstanding stock options held by present employees and directors to $.53, the fair market value on that date. (See Note 17)

During 2000, the Company adopted the 1999 Long-Term Incentive Plan (the "1999 Plan"), covering 130,000 shares of common stock. On the date of the adoption of the Plan, each of three Non-Employee Directors received a Non-Qualified Stock Option to purchase 10,000 shares of Common Stock at an option price of $.9375. During 2000, options to purchase 35,000 shares became available under the 1998 Plan due to employee terminations and the board granted stock options to purchase an aggregate of 37,333 at an option price of $.1562 per share, being the fair market value on the date of grant.

No compensation cost was recognized for stock-based employee awards.

A summary of the activity under the Company's stock option plans is as follows:

                        1993          1995          1995          1998      1999
                        Plan          Plan          Plan          Plan      Plan

Options Outstanding
 and Exercisable
  - December 31, 1997  18,992        5,833         434,333           --       --
Weighted Average Exercise
   Price              $ 13.50      $  5.28        $   5.39           --       --
Granted                    --           --              --      215,000       --
Exercised                  --           --              --           --       --
Canceled or expired        --           --        (141,169)          --       --

Options Outstanding and
  Exercisable
  - December 31, 1998  18,992        5,833         293,164      215,000       --

Weighted Average Exercise
    Price             $ 13.50      $  5.28        $   5.39     $   1.25       --
Granted                    --           --         122,224      132,108       --
Exercised                  --           --              --          -0-       --
Canceled or expired        --           --              --      (10,000)      --

Options Outstanding and
  Exercisable
  - December 31, 1999  18,992        5,833         415,388      337,108       --
Weighted Average Exercise
    Price             $ 13.50      $  5.28        $    .53     $    .53  $ .9375
Granted                    --           --              --       37,333   30,000
Exercised                  --           --              --          -0-       --
Canceled or expired   (18,992)      (5,833)             --      (35,000)      --
Options Outstanding and
  Exercisable
  - December 31, 2000     --            --         415,388      339,441   30,000
Weighted Average Remaining
   Contractual Life                              3.42 years    3.0 years  9.6 years

F-22

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

The following table summarizes option information as of December 31, 2000

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

   .9375                     30,000           9.6  Years           .9375
   .53                      339,441           4.0  Years           .53
   .53                      415,388           4.42 Years           .53

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $42,300, $135,441 and $168,439, for the years ended December 31, 2000, 1999 and 1998, respectively, and the Company's net income (loss) and net income (loss) per share would have been as follows:
                                                 Years ended
                                                 December 31,
                                       2 0 0 0        1 9 9 9       1 9 9 8

Net(Loss) Income as Reported        $(1,922,853)   $(1,853,031)    $  805,261
                                      ==========     =========     ===========
Pro Forma Net(Loss) Income          $(1,965,153)   $(1,988,472)    $  636,822
                                      ==========     =========     ===========
Basic (Loss) Earnings
 Per Share as Reported              $     (.67)    $      (.61)    $      .21
                                      ==========     =========     ===========
Pro Forma Basic (Loss) Earnings
 Per Share                          $     (.69)    $      (.65)    $      .17
                                      =========     ===========   ============

The fair value of options and warrants [See Note 13] at date of grant was estimated using the fair value based method with the following weighted average assumptions:
                                  2000    1999     1998
Expected Life [Years]               5        4        5
Interest Rate                     6.2%     6.4%    4.67%
Annual Rate of Dividends            0%       0%       0%
Volatility                     126.59%  120.53%   71.99%

The weighted average fair value of options at date of grant using the fair value based method during 2000, 1999, and 1998 is estimated at $0.63, $0.44, and $0.78 respectively.

TRANS GLOBAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

 [15] Employment Benefit Plans

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Employees become eligible for participation after completing three months of service and attaining the age of twenty-one. The Company has the option to make a matching contribution to the Plan for the years ended December 31, 2000, 1999 and 1998, however, it has not made any matching contributions to the Plan.

 [16] New Authoritative Accounting Pronouncements

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarized the SEC's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101 was effective as of October 1, 2000. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

In April 2000, the Financial Accounting Standards Board issued FASB Interpretation No 44 ("FIN44"), "Accounting for Certain Transactions Involving Stock Compensation," and interpretation of APB Opinion No.25. FIN 44 is effective for transactions occurring after July 1, 2000. The application of FIN 44 did not have material impact on the Company's financial statements.


(17)  Subsequent Events

In January 2001, the exercise price of all stock options outstanding was reduced to $.125 per share, and the option holders were given the right to exercise the options through the issuance of their non-interest bearing non-recourse promissory notes which are payable on the earlier of January 2006 or the date the shares are sold. The shares are held by the Company as security for payment of the notes.


(18)  Selected Quarterly Financial Data (Unaudited)

The following information shows selected items by quarter fo rthe years ended December 2000 and 1999 respectively.

                              First         Second        Third        Fourth
                             Quarter        Quarter      Quarter       Quarter

Net Revenue:
  2000                      6,503,330      5,498,973     5,455,547     5,867,344
  1999                     11,218,307      9,477,423     8,353,145     6,966,398

Gross Profit:
  2000                        646,011        580,314       512,166       611,264
  1999                        725,810        757,570       740,321       743,179

Net (Loss):
  2000                      ( 308,161)      (323,608)    ( 443,608)   ( 847,476)-2
  1999                   1- ( 139,555)      (435,368)    ( 414,517)   ( 863,590)-2

Basic and diluted
 (Loss) per share:
  2000                      (    0.11)      (   0.11)    (    0.15)   (    0.30)
  1999                      (    0.04)      (   0.14)    (    0.16)   (    0.27)


1- Includes a $323,000 payroll tax refund from the IRS, that was a result of the Company's successful efforts in collecting contested tax penalties which were paid in previous years.

2 Includes an adjustment to the deferred tax asset valuation allowance of $490,000 in 2000 and $232,000 in 1999.
                                     F-24

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

                                                          SECURITY AGREEMENT
                                                          ACCOUNTS RECEIVABLE


AGREEMENT dated June 7, 2000 between STERLING NATIONAL BANK ("Secured Party"), a national banking association having an office at 500 Seventh Avenue, New York, New York 10018, and TRANS GLOBAL SERVICES, INC. ("Trans Global"), 1393 Veterans Memorial Highway, Hauppauge, New York 11788, a Delaware corporation, RESOURCE MANAGEMENT INTERNATIONAL, INC., 1393 Veterans Memorial Highway, Hauppauge, New York 11788, a Delaware corporation, AVIONICS RESEARCH HOLDINGS, INC., 1393 Veterans Memorial Highway, Hauppauge, New York 11788 a New York Corporation, AVIONICS RESEARCH CORPORATION, 1393 Veterans Memorial Highway, Hauppauge, New York 11788 a New York corporation and AVIONICS RESEARCH CORPORATION OF FLORIDA, 1393 Veterans Memorial Highway, Hauppauge, New York 11788 a Florida corporation, hereinafter collectively referred to as ("Debtor") and each of whom shall be jointly and severally bound hereunder.

Debtor desires to obtain loans from Secured Party from time to time on a revolving basis on the security of Debtor's "Receivables," as herein defined, upon the following terms and conditions:

All advances shall be disbursed by Secured Party from its office in the City and State of New York, may be made by crediting the account of Trans Global with Secured Party or otherwise as Secured Party may determine and shall be payable at such office, and this Agreement and all transactions hereunder shall be deemed to be consummated in, shall be governed by, and shall be construed under the laws of such State.

1. Secured Party agrees to make advances to Debtor from time to time in such amounts as may be mutually agreed upon to an aggregate amount outstanding up to 85% of the outstanding amount of Receivables, which shall have been assigned, pledged or transferred to Secured Party as provided in paragraph 5 of this Agreement and still held by Secured Party and shall conform to the definition of "Eligible Receivables" herein. All amounts collected by Secured Party on Receivables shall be credited to Debtor's current account with Secured Party. The excess of collections over Obligations as defined herein shall be paid to Debtor at the termination of this Agreement, or at such earlier time as Secured Party may determine. Unless Debtor is in default to Secured Party collections in excess of Obligations shall be paid over to Debtor upon request.

2 (a). If at any time the ratio of Obligations to Eligible Receivables shall exceed the foregoing percentage, Debtor shall on notification of such fact by Secured Party forthwith pay to Secured Party such amount as will reduce the Obligations to the foregoing percentage of Eligible Receivables. Such excess Obligations shall be deemed an "Overadvance." Any Overadvance which Secured Party, in its sole discretion, permits to exist shall bear interest at a rate equal to five percent (5%) above the contractual rate of interest set forth in paragraph 7 of this Agreement.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank


     (b) Debtor shall pay to Secured Party on demand the unpaid portion of any Receivable which was formerly an Eligible Receivable and which has been assigned or transferred to Secured Party or in which Secured Party otherwise has an interest (i) if such Receivable was not paid promptly at its maturity; (ii) if the services out of which the Receivable arises have not been performed to the satisfaction of the Account Debtor, or the goods out of which the Receivable arises have not been delivered to and accepted by the Account Debtor, or if Account Debtor has returned or sought to return the goods or made any complaint or claimed any adjustment with respect thereto; (iii) if any petition under the Bankruptcy Act or any similar Federal or State statute or a petition for receivership has been filed by or against the Account Debtor or its property or if it has made an assignment for the benefit of creditors or (iv) if the Secured Party shall at any time reasonably have rejected the Receivable as no longer eligible.

     (c) All advances and all other Obligations of Debtor shall be payable to the Secured Party without the necessity of the Secured Party resorting to or having recourse to any Collateral, as herein defined, or at Secured Party's option such amount may be charged against and deducted from any payment then or thereafter due from Secured Party to Debtor.

     (d) Upon the effective date of termination of this Agreement, all Obligations shall be due and payable by Debtor to Secured Party.

     (e) Upon full payment of all Obligations, Secured Party shall reassign to Debtor, without recourse and without warranties express or implied, all Collateral.

3. Secured Party shall render to Debtor each month by mailing to Trans Global, by ordinary mail prepaid, a statement of Debtor's account with Secured Party, which shall be deemed to be correct and accepted by and binding upon Debtor unless Secured Party shall have received a written statement of Debtor's exceptions within 15 days after the mailing thereof, and in any event shall be deemed correct and accepted except as to the matters stated in such exceptions.

4. Definitions:

     (a) "Receivables" includes but is not limited to open accounts whether or not matured and whether or not executory, contract rights, chattel paper, notes, rental receivables, tax refunds, installment payment obligations and other obligations for the payment of money payable to Debtor and created by Debtor or acquired by Debtor from others, and contracts, documents, invoices and other instruments evidencing the same, which Receivables are created or otherwise arise out of the sale of merchandise or the supplying of services by Debtor in the regular course of its business or otherwise. The term includes any property or interest in property classified as "Accounts" or an "Account" under the Uniform Commercial Code in effect in the State of New York, as the same may be amended from time to time, as well as accounts receivable, contract rights, general intangibles, chattel paper or instruments, and all cash and non-cash proceeds thereof, and all security therefor and all of Debtor's rights present or future to any property sold or leased which is represented thereby.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

     (b) "Eligible Receivables" mean open account Receivables which are and at all times shall continue to be acceptable to Secured Party in all respects, as determined in its sole discretion exercised reasonably and in good faith. No Receivable the amount of which the Debtor is obliged to pay to the Secured Party pursuant to paragraph 2 (b) shall be deemed to be an Eligible Receivable unless otherwise deemed ineligible by Secured Party. Eligible Receivable may include Receivables payable within 90 days of invoice. Eligible Receivables shall not include the Arc Note and the i-engineering.com Note. The Arc Note is the 10% promissory note issued by Arc Networks, Inc. in the principal amount of approximately $1.0 million at June 2, 2000, and the i-engineering.com Note is the 10% promissory note issued by i-engineering.com, Inc. in the principal amount of $300,000 at June 2, 2000. The Arc Note and the i-engineering.com Note are collectively referred to as the "Outstanding Notes." Nevertheless, the Outstanding Notes shall be deemed security for the payment in full of all Obligations, subject to existing obligations of Debtor to the holders of the 10% Subordinated Note due July 12, 2001 related thereto, provided such existing obligations are not extended or renewed without consent of Secured Party. Secured Party hereby consents to a 90 day extension of the i-engineering.com Note. Collections on the Outstanding Notes shall be deposited by Debtor in a separate bank account maintained with Secured Party for that purpose. Provided Debtor is not in default under this Agreement, proceeds from payment of the Arc Note may be used by Debtor to pay principal and interest on the existing note of Trans Global Services, Inc. to the holders of the 10% Subordinated Note due in July , 2001.

     (c) "Obligations" shall mean all advances from time to time made by Secured Party to Debtor and to others at Debtor's request or for Debtor's account under this Agreement and also all other indebtedness and obligations owing by Debtor or its subsidiaries or affiliates or persons controlling the Debtor to Secured Party and its affiliates under this Agreement or otherwise, now existing or hereafter arising, whether such Obligations be absolute or contingent, joint or several, matured or unmatured, direct or indirect, primary or secondary, due or to become due, including without limitation Secured Party's compensation and all fees referred to herein, all charges and fees that Secured Party may have incurred in filing public notices and any local taxes relating thereto, all costs and expenses (including attorneys' fees) incurred by Secured Party in efforts made to enforce payment or to otherwise effect collection of any Receivables, in protecting, maintaining, preserving, enforcing or foreclosing the pledge, lien and security interest in Receivables of Secured Party hereunder, and in defending or prosecuting any actions or proceedings arising out of or relating to Secured Party's transactions with Debtor or Secured Party's transactions with third parties that refer to or relate to Debtor, through judicial proceedings or otherwise, all of which Debtor agrees to pay as provided herein. If the Secured Party shall become liable to the United States in relation to wages of employees of Debtor by virtue of Section 3505 of the Internal Revenue Code of 1954 (as added by Section 105 of the Federal Tax Lien Act of 1966), whether or not such amount has been paid by Secured Party, such amount shall be an Obligation payable by Debtor to Secured Party hereunder. Debtor authorizes Secured Party to pay any such amount to the United States on behalf of Debtor, but Secured Party shall not be obligated to do so or continue to do so. Debtor authorizes Secured Party to pay to any landlord on behalf of Debtor the amount of any statutory landlord's lien on premises on which or in the contents of which Secured Party has a security interest. Secured Party shall not take any action to pay any taxes or make any payments to any landlord without notice to Debtor unless the claim involves $150,000.00 or more, in which event Secured Party shall give Debtor five days written notice, unless there is a valid dispute and Debtor has posted an appropriate bond..

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

     (d) "Base Rate" is the interest rate announced by Secured Party from time to time as a guide for determining interest and is not necessarily the rate charged to Secured Party's most creditworthy customers.

     (e) "Account Debtor" shall mean a person (other than the Debtor or a guarantor of the Debtor) who is obligated on an account, chattel paper, contract right, general intangible, instrument or other Receivable.

5 As security for the payment in full of all Obligations, including all advances made and to be made hereunder by Secured Party, Debtor does hereby grant to Secured Party a continuing security interest in, and hereby assigns, transfers, pledges and sets over to Secured Party all of Debtor's right, title and interest in and to: all property and all assets and interests in property and assets of Debtor, of whatever kind or nature, whether real, personal, or mixed, wherever located, now existing or hereafter acquired or created, including, but not limited to all the Debtor's Receivables present and future, whether or not now or hereafter specifically assigned or pledged to Secured Party, and whether or not constituting Eligible Receivables, whether now existing or hereafter created; all proceeds of such Receivables in whatever form, including cash, deposit accounts, negotiable instruments and other instruments for the payment of money; the merchandise or other property represented by such Receivables or out of which they arise; all such property that may be reclaimed or repossessed from Account Debtors; all other accounts due from Account Debtors to Debtor; all of Debtor's right as an unpaid vendor or lienor including stoppage in transit, replevin and reclamation; any other of Debtor's property held by Secured Party or by others for the Secured Party's account, including any deposit or other balances standing to the Debtor's credit on Secured Party's books which Secured Party may at any time, without notice, apply against payment of any or all of the Obligations, whether or not due. The continuing general assignment of and security interest in Receivables contained herein shall include all documents, contracts, lien and security instruments, guarantees, books and records (whether in paper form on kept on computer) evidencing, securing or relating to such property, computer programs and data files, discs, diskettes, drives, print-outs, any other computer materials, data processing cards, tapes, tabulating runs, programs and similar material pertaining to the foregoing, together with all of Debtor's rights and remedies of whatever kind or nature it may hold or acquire for the purpose of securing and enforcing such Receivables. Debtor will mark its ledger cards, books of account and other records (including computer records) relating to Receivables with appropriate notations satisfactory to Secured Party disclosing that such Receivables have been pledged, transferred and assigned to Secured Party.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

6. In furtherance of the continuing assignment and security interest herein contained, Debtor will, upon the creation of Receivables, or at such intervals as Secured Party may require, provide Secured Party with confirmatory assignments in form satisfactory to Secured Party, copies of invoices to customers, evidence of shipment and delivery, and such further information and documentation as Secured Party may require and Debtor, at Secured Party's request or performance of services, shall deliver to Secured Party all documents and written instruments constituting or relating to Receivables. Debtor will take any and all steps and observe such formalities and will execute and deliver all papers and instruments and do all things necessary to effectuate this agreement and facilitate collection of Receivables. The delivery of any information and documentation pursuant to this Agreement shall be deemed to be a certification by Debtor that as of the date of such delivery, such information and documentation is true and correct in all material respects and does not omit any material fact required to be stated therein or necessary in order to make such information and documentation not misleading and shall also be deemed a certification that Debtor has no knowledge of any default or Event of Default under this Agreement.

7 (a). Debtor will pay Secured Party as its compensation, monthly, as billed, within seven (7) days of receipt of monthly statement of charges: the higher of
(i) Base Rate plus one and three-quarters of one percent (1.75%) or (ii) the prime rate as published in the Wall Street Journal from time to time ("Prime Rate") plus two percent (2%) per annum on all Obligations outstanding hereunder.

Monthly Minimum Compensation: $12,000.00

     (b) The amount billed may be charged into the Debtor's Account by Secured Party as of the first day of the month following the month for which it is billed. Such amount shall be deemed paid out of the first collections in the account subsequent to the date of the charge. At Secured Party's option up to three business days shall be allowed subsequent to receipt of remittances, without regard to the form thereof, from Account Debtors or the Debtor to permit bank clearance and collection of such remittances before the amount thereof shall be deemed collected by Secured Party, which time interval Debtor agrees is reasonable. If the Secured Party's Base Rate or the Prime Rate shall be increased, the compensation to be paid by Debtor to Secured Party shall be increased by 1/4 of 1% per annum for each 1/4 of 1% per annum of increase in said Base Rate or Prime Rate: The Secured Party's present Base Rate is 9.75 % per annum. The Prime rate is 9.50% per annum. If the Secured Party's Base Rate or the Prime Rate shall be decreased, the compensation to be paid to Secured Party shall be reduced by 1/4 of 1% per annum for each 1/4 of 1% per annum reduction in the said Base Rate or Prime Rate. In no event, however, shall the compensation to be paid by Debtor to Secured Party be less than the contractual rate first shown in this Paragraph 7. Remittances received by Secured Party by wire transfer shall be deemed collected upon receipt.

     (c) If Obligations become immediately due and payable pursuant to the provisions of this Agreement, or if Obligations are not paid in full upon the effective date of termination of this Agreement, or if Debtor is in default under this Agreement (whether or not an Event of Default has been declared), Debtor shall thereafter pay interest on Obligations from the date of such declaration, termination, or default, as the case may be, until the date Obligations are paid in full at a rate per annum (calculated for the actual number of days based upon a thirty (30) day month elapsed over a year of 360-days) equal to 5% plus the rate of compensation set forth in paragraph 7 then in effect, provided, however, that such interest rate shall in no event exceed the maximum interest rate which Debtor may by law pay.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

(d) In addition to the foregoing compensation, Debtor shall pay the following fees and charges. Debtor agrees that such fees and charges represent reasonable compensation for services rendered by Secured Party in administering the collateral and the credit facility established herein or in otherwise providing reasonable and necessary services to Debtor, and that such fees are not, and will not be deemed or alleged to be, disguised interest in any form:

(i) A per diem fee of $750.00 per person per day to a maximum amount of $10,000.00 per year, plus out-of-pocket expenses, for any examination performed by or on behalf of Secured Party;

(ii) An annual facility fee of $18,750.00 which fee shall be payable at closing and annually on the anniversary of this Agreement if renewed.

(iii) A monthly fee of $500.00 for monitoring Receivables.

8. With respect to each Receivable, present or future, Debtor hereby makes the following representations, covenants and warranties, which shall be deemed to be incorporated by reference in each confirmatory assignment submitted by Debtor to Secured Party and shall in any event be deemed to be repeated and confirmed with respect to each item of Collateral as it is created or otherwise acquired by
Debtor:

     (a) Debtor's chief place of business, the office where its records concerning Receivables are kept, is at the address shown at the head of this Agreement. Debtor has no other place of business except as set forth in Exhibit C.

Secured Party may rely upon the foregoing until it shall have received written notice to the contrary from Debtor. Debtor shall give Secured Party 30 days prior written notice of any change of its address, which shall set forth the new address.
     (b) Debtor shall not, directly or indirectly, merge into or with or consolidate with any other corporation, partnership, or limited liability company or permit any other corporation, partnership, or limited liability company to merge into or with or consolidate with it. There shall be no change in the control or management of Debtor without Secured Party's prior written consent. Debtor shall give Secured Party 30 days prior written notice of any proposed change in its legal name or any name under which it transacts business, which notice shall set forth the new name, and Debtor shall deliver to Secured Party a copy of any amendment to the applicable organizational document providing for the name change certified by the Secretary of State of the jurisdiction of Debtor's organization as soon as it is available.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank
     (c) So long as any Obligations to Secured Party shall be outstanding, Debtor shall not, without the prior written consent of Secured Party, pledge, assign, or grant any security interest in any Receivable or pledge, mortgage or grant a security interest in any of its inventory, equipment, or other property to anyone except Secured Party, or permit any lien or encumbrance to attach to any of the foregoing, or any levy to be made thereon, or any financing statement (except the Secured Party's) to be on file with respect thereto, or sell any Receivable otherwise than in the ordinary course of business. Notwithstanding the foregoing, Debtor may grant security interest in its assets leased pursuant to a capital lease or liens for the purchase of assets where the lien secures payment of the purchase price of the assets and is secured only by the purchased assets; provided, however, that the purchase price of the assets subject to such capital leases or security interests shall not exceed $150,000.00 in any calendar year. All such proposed transactions shall first be offered exclusively to Secured Party for a period of 10 business days. In the event Secured Party declines such proposed transactions Debtor may proceed to consummate such transactions with others, subject to the terms of this Agreement.

     (d) Debtor is solvent and will remain so and has induced Secured Party to make advances hereunder upon Debtor's written representation concerning its financial responsibility, which Debtor agrees to renew in writing to Secured Party upon request from time to time, but in any event not less often than once each year. No federal tax lien has been assessed against Debtor which remains unpaid and undischarged. Debtor is not and will not be during the term of this Agreement in default to the United States in payment or deposit of any withholding taxes or F.I.C.A. taxes, and will furnish proof in respect thereto on request.

     (e) Debtor will furnish to Secured Party within 90 days after the close of Debtor's fiscal year and within 60 days after the close of the second quarter of each fiscal year a balance sheet of Debtor as of the end of such fiscal year and second quarter, and a profit and loss statement and surplus statement, all reviewed by independent public accountants acceptable to Secured Party. Debtor will furnish to Secured Party within 60 days after the close of the first, and third quarters of each fiscal year similar statements, certified by a principal financial officer of Debtor, for the elapsed portion of the fiscal year. All such statements shall correspond to the books of account of Debtor and such books shall have been kept and such statements prepared in accordance with generally accepted accounting principles. The delivery of any financial information pursuant to this Agreement shall be deemed to be a certification by Debtor that as of the date of such delivery, such information is true and correct in all material respects and does not omit any material fact required to be stated therein or necessary in order to make such information not misleading and shall also be deemed a certification that Debtor has no knowledge of any default or Event of Default under this Agreement. Debtor may satisfy its obligations to deliver consolidated financial statements by delivering its Form 10-K annual report and 10-Q quarterly reports within five days after such reports are required to be filed with the Securities and Exchange Commission.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

     (f) All statements made and all unpaid balances appearing in the invoices, documents and instruments representing or constituting any Collateral or in the title retention or security agreement accompanying such Collateral, and the nature of the transaction as indicated, are true and correct and are in all respects what they purport to be. All signatures and endorsements that appear thereon are genuine and all signatories and endorsers have full capacity to contract.

     (g) At the time any Receivable becomes subject to a security interest in favor of Secured Party: Said Receivable shall be a good and valid account representing an undisputed, unconditional bona fide indebtedness incurred by the Account Debtor named therein for merchandise sold and delivered, or if so indicated in the papers delivered to Secured Party, sold and shipped, or sold and held subject to delivery instructions, or for services theretofore fully performed by the Debtor for said Account Debtor. There are and shall be no setoffs or counterclaims or rights of recoupment against any such Receivable; no agreement under which any deduction or discount may be claimed shall have been made with Debtor on any such Receivable except as indicated in a written list, statement, or invoice furnished to Secured Party; and Debtor shall be the lawful owner of each such Receivable and shall have the right to subject the same to a first and prior security interest in favor of Secured Party, without limitation by any agreement or document to which Debtor is a party or by which Debtor is bound. No such Receivable shall have been or shall thereafter be sold, assigned or transferred to any person other than Secured Party or in any way encumbered except to Secured Party and no other person shall have proceeds claims thereto, and the Debtor shall defend the same against the claims and demands of all persons.

     (h) Any reprogramming or other corrective modifications required to permit the proper functioning in and following the year 2000 of (1) the computer systems of Debtor and (2) equipment containing embedded microchips (including systems and equipment supplied to Debtor by third parties or with which the systems of Debtor interface) and the testing of all such systems and equipment, as so reprogrammed, has been completed. The cost to Debtor of such reprogramming, modifications and testing and of the reasonably foreseeable consequences of year 2000 to Debtor (including, without limitation reprogramming errors and failure of the systems and equipment of third parties) will not have a material adverse effect on the business, properties or financial condition of Debtor or result in an Event of Default hereunder. Except for such of the reprogramming and modifications referred to in the preceding sentence as may be necessary, the computer and management information systems of Debtor are, and with ordinary course upgrading and maintenance, will continue to be sufficient to permit Debtor to conduct its business without any adverse effect thereon.

     (i) Debtor shall not terminate any plan of a type described in Section 4021(a) of ERISA in respect of which a Debtor is an "employer" as defined in
Section 3(5) of ERISA (a "Plan") so as to result in any material liability to the Pension Benefit Guaranty Corporation established pursuant to subtitle A of Title IV of ERISA (the "PBGC"), (ii) engage in or permit any person to engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Internal Revenue Code of 1954, as amended) involving any Plan which would subject a Debtor to any material tax, penalty or other liability, (iii) incur or suffer to exist any material "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, involving any Plan, or (iv) allow or suffer to exist any event or condition, which presents a material risk of incurring a material liability to the PBGC by reason of termination of any Plan.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

     (j) Debtor agrees not to take or suffer any action affecting any premises owned, leased, operated or controlled by it that violates any federal, state or local statute, law, regulation, or ordinance relating to health, safety or environmental protection ("Environmental Laws"). Debtor agrees not to use, store, dispose of or release any Hazardous Substance, as hereinafter defined, on such premises or to permit or suffer any Hazardous Substance to be present, used, stored, disposed of, or released on such premises by others. For purposes of this Agreement, "Hazardous Substance" shall include any substance or material defined as toxic or hazardous under any Environmental Law and shall also include gasoline, kerosene, other flammable or toxic petroleum products, toxic pesticides and herbicides, volatile solvents, materials containing asbestos or formaldehyde, and radioactive materials. This paragraph shall not apply to small quantities of Hazardous Substances that are generally recognized as appropriate for normal use and maintenance of Debtor's premises. Debtor shall promptly notify Secured Party in writing of any investigation, claim, demand, lawsuit, or other action by any governmental entity or private party involving Debtor's premises and any Hazardous Substance or Environmental Law.

     (k) Debtor shall cause a policy of life insurance in the amount of $500,000.00 to be maintained on Joseph Sicinski in which Secured Party shall be designated the beneficiary, said designation to be irrevocable. Any payments to Secured Party under said policy shall be applied to Obligations.

9. Until Debtor's authority so to do is terminated by written notice from Secured Party (which notice Secured Party may give at any time in its discretion or at any time after default by Debtor under this Agreement) Debtor will, at its own cost and expense, but on Secured Party's behalf and for Secured Party's account, collect and otherwise enforce as Secured Party's property and in trust for Secured Party, all amounts unpaid on Receivables, and shall not commingle such collections with Debtor's own funds or use the same except to pay Debtor's obligations to Secured Party. Following execution of this Agreement, Debtor shall promptly notify and instruct, pursuant to a letter in the form attached hereto as Exhibit B, all Account Debtors to make payments owing to Debtor with respect to Receivables by wire transfer or other electronic means to an account designated by Secured Party ( the "Payment Account") or if wire transfer or electronic payments are not possible, by check mailed to a secure post office box (the "Lockbox") as designated by Secured Party on Exhibit A annexed hereto and made a part hereof. Only Secured Party shall be authorized to remove payments and other items from the Lockbox and Debtor shall have no access thereto. Debtor shall not change such instructions, and it shall constitute an Event of Default under Paragraph 14 of this agreement if Debtor changes such instructions. At Debtor's expense, Secured Party shall remove all payments and other items from Lockbox each business day. Debtor agrees that all funds which have been mailed to the Lockbox will be applied first to Obligations. Debtor shall forthwith remit all amounts so collected in kind, whether in the form of electronic payment, cash, checks, drafts, notes, acceptances or other evidence of payment, including all prepayments by Account Debtors to Debtor in the form received.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank


10. Any remittance received by Debtor from any Account Debtor shall be presumed applicable to Receivables and subject to Secured Party's security interest and shall be turned over by Debtor to Secured Party forthwith. No electronic payment, check, note, draft or other instrument for the payment of money which may be received on any Collateral shall be considered to be payment thereof for any purpose whatsoever hereunder unless and until the same has actually been collected by Secured Party.

11. Secured Party shall at all reasonable times have full access to and the right to audit or examine Debtor's accounts, books, records, shipping records and correspondence; to confirm orders and sales, and to verify all Collateral assigned to Secured Party in the name of Secured Party or any other name used by Secured Party for verifications or through any public accountant, and to take any other steps deemed necessary or advisable by Secured Party to protect its interest. Debtor shall reimburse Secured Party for all fees incurred by Secured Party in obtaining an appraisal or verification of Inventory.

12. Debtor hereby irrevocably authorizes and directs all accountants and auditors employed or engaged by Debtor at any time during the term of this Agreement and all data processing centers or other persons holding materials herein mentioned relating to Debtor to exhibit to Secured Party and to deliver to it copies of any of Debtor's financial statements, trial balances or other accounting records of any sort in their possession, or data processing cards, tapes, programs, tabulating runs, or similar material and to disclose to Secured Party any information they may have concerning Debtor's financial status and business operations, whether relating to Collateral or otherwise, and authorizes Secured Party to rely thereon. Debtor will at the request of Secured Party execute confirmatory letters of direction in accordance with this paragraph.

13. Debtor shall immediately notify Secured Party of all cases involving the return, rejection, repossession, loss of or damage to merchandise covered by the Receivables, of any request for credit or adjustment of any merchandise or services or other dispute arising with respect to the Receivables; and generally of all happenings and events affecting Receivables or the value or amount thereof. If any Account Debtor shall reject or return merchandise, or if any merchandise be repossessed, Debtor will forthwith deliver the same to Secured Party or notify Secured Party and hold the same segregated in trust for and subject to the order of Secured Party, and Secured Party may take and sell the same without notice upon such terms as it shall determine. Debtor is to remain liable for any difference between the original invoice price and the net proceeds of resale, after expenses. At Secured Party's option, Debtor will pay to Secured Party the amount of the original Receivable relating to such goods or any services reduced to Account Debtors the object of which are disputed. In case any such goods should be resold, the Receivable thereby created shall be deemed subject to Secured Party's security interest hereunder.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

14. In the event any one or more of the following Events of Default shall occur and be continuing as to any one or more of the corporations comprising Debtor as set forth at the head of this Agreement: if Debtor shall have failed to pay any Obligation when due; or if Debtor shall have breached any of the provisions of this Agreement or any other agreement between the parties now existing or hereafter entered into, or if any statements furnished by Debtor relating to the Receivables or to the operations and financial condition of Debtor shall have proved to be false in any material respect; or if Debtor shall become insolvent; or if Debtor shall be unable to meet its debts as they mature, or shall have suspended operations; or if Debtor shall have discontinued its business as a going concern, or shall have committed an act of bankruptcy or made an assignment for the benefit of creditors; or if a meeting of Debtor's creditors shall have been called; or if there shall have been filed by or against Debtor a petition under any of the provisions of the Bankruptcy Act; or if any proceeding shall have been commenced by or against Debtor under any insolvency law; or if a receiver or trustee shall have been appointed to administer the assets or affairs of Debtor; or if a judgment shall have been entered or an attachment shall have been levied involving $150,000.00 or more against the assets of Debtor which, in the judgment of Secured Party, will adversely affect Debtor's ability to perform this Agreement or which, in Secured Party's judgment, will impair the enforceability of Secured Party's lien upon and security interest in the Receivables or if the condition or affairs of Debtor shall so change as, in the opinion of Secured Party shall increase its credit risk, or if it reasonably deems itself insecure; or if Debtor shall have breached any agreement between Debtor and any third party now existing or hereafter entered into involving $150,000.00 and such breach remains uncured or results in the acceleration of any indebtedness owed by Debtor to such third party; or if any of the foregoing events shall have occurred in reference to any one of the corporations comprising Debtor as set forth at the head of this agreement or any guarantor for the Debtor; then in any of such events, all of Debtor's Obligations shall at the option of Secured Party immediately become due and payable without notice and Secured Party shall have in any jurisdiction where enforcement hereof is sought, in addition to all other rights and remedies, the rights and remedies of a secured party under the Uniform Commercial Code of New York. All requirements of notice shall be met if Secured Party shall give to Debtor at least five (5) days' prior written notice of the time and place of any public sale of Receivables or other property or of the time after which any private sale or any other disposition is to be made, which period of notice Debtor agrees is reasonable; nor shall notice be required if the property is perishable or threatens to decline speedily in value or is of a type customarily sold on a recognized market. The net cash proceeds resulting from the exercise of any of the foregoing rights, after deducting all charges, expenses, costs and attorneys' fees relating thereto, shall be applied by Secured Party to the payment of Obligations, whether due or to become due, in such order as Secured Party may elect, and Debtor shall remain liable to Secured Party for any deficiency, which shall be paid on demand. If an attorney is used to enforce or collect the Obligations, a reasonable attorney's fee shall be added thereto. Debtor further agrees to indemnify and hold Secured Party harmless from and against all costs and expenses, including attorneys' fees, incurred by Secured Party as a result of, arising out of, or relating to the transactions of Debtor or any guarantor of Debtor with any third party.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

15. Debtor shall notify Secured Party if any Receivable includes an amount equal to any tax due to any governmental taxing authority. If a Receivable includes a charge for any tax payable to any governmental taxing authority, Secured Party is authorized, in its discretion, to pay the amount of such tax for the account of Debtor and to charge Debtor's account therefor. If at any time Secured Party shall be required to pay any Federal, State or local taxes of any kind in relation to the Receivables, Secured Party may charge to Debtor as an advance the amount of tax so paid. If Secured Party becomes liable to the United States on Debtor's account by virtue of Section 3505 of the Internal Revenue Code of 1954 (as added by Section 105 of the Federal Tax Lien Act of 1966) Secured Party may charge the amount thereof to Debtor's current account whether or not Secured Party has made payment, and Debtor shall pay Secured Party the amount thereof on demand or present satisfactory proof that Debtor has paid the amount involved to the United States. Secured Party shall not take any action to make any payments pursuant to this paragraph 15 unless the claim involves $150,000.00 or more and Secured Party shall give Debtor notice thereof.

16. Debtor hereby constitutes Secured Party and each of its officers, agents or designees as Debtor's Attorney in Fact, with power to endorse the name of Debtor upon any notes, acceptances, checks, drafts, money orders or other evidences of payment or collateral that may come into Secured Party's possession; to sign
Debtor's name to any invoice or bill of lading relating to any Receivable, drafts against Account Debtors, assignments, verifications and notices to Account Debtors; to send verifications of Receivables to any Account Debtor; to execute in Debtor's name as well as its own name and to file financing statements and other instruments or documents; to do all other acts and things necessary to carry out this Agreement; to receive, open and dispose of all mail addressed to Debtor and to notify the post office authorities to change the address for delivery of mail addressed to Debtor to such address as Secured Party may designate. All acts of said attorney or designee are hereby ratified and approved, and said attorney or designee shall not be liable for any acts of commission or omission, nor for any error of judgment or mistake of fact or law. This power, being coupled with an interest, is irrevocable while any Obligations shall remain unpaid. Debtor authorizes Secured Party to file in its own name as Secured Party any financing statement under the Uniform Commercial Code which Secured Party deems necessary or advisable to perfect the security interests which it is intended that Secured Party have under this Agreement.

17. Debtor subordinates to the payment of any obligations due or to become due to Secured Party from Account Debtors on Collateral, any and all sums then and thereafter due and to become due to Debtor from such Account Debtors, waiving and postponing all rights with respect thereto until such obligations to Secured Party shall have been fully discharged. In addition to such subordination, Debtor hereby assigns such sums to Secured Party as additional collateral for all Obligations hereunder.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank


18. Secured Party may, without notice to or consent from Debtor, sue upon or otherwise collect, extend the time of payment of, or compromise or settle for cash, credit or otherwise, upon any terms, any Receivable or Inventory or any security or insurance applicable thereto, which is hereby assigned to Secured Party, and release any Account Debtor thereon, or accept the return of any merchandise, all without affecting in any way the liability of Debtor hereunder.

19. Debtor shall not, without the consent of Secured Party, compromise or adjust any Receivable (or extend the time for payment thereof) or grant any additional discounts, allowances or credits thereon in excess of $1,000.00, or accept the return of any merchandise. Upon the making of any such unauthorized discounts, allowances or credits or acceptance of returns, Debtor shall forthwith pay to Secured Party a sum equal thereto to apply on the Obligations.

20. Failure by Secured Party to exercise any right, remedy or option under this Agreement or declare any default herein or delay by Secured Party in exercising the same shall not operate as a waiver thereof or as a waiver of any similar right or remedy in any other situation. No waiver by Secured Party shall be effective unless it is confirmed in writing and then only to the extent specifically stated. Secured Party's rights and remedies under this Agreement shall be cumulative and not exclusive of any other right or remedy which Secured Party may have. No course of dealing shall be effective to change, modify or discharge any provision hereof. Secured Party's rights shall remain in full force and effect notwithstanding the fact that Debtor's account may from time to time be temporarily in a credit position, until final payment of all Obligations in full. To the extent that Debtor's Obligations are now or hereafter secured by property other than the Collateral or supported by the guarantee, endorsement or property of any person, firm or corporation, then Secured Party shall have the right in its sole discretion to determine which rights, security, liens, security interests, or remedies Secured Party shall at any time pursue, relinquish, subordinate, modify or otherwise act with respect thereto, without in any way modifying or affecting any of Secured Party's rights hereunder. Debtor hereby waives presentment, notice of dishonor and protest of all instruments included in or evidencing Receivables or collateral and, except as specified herein, any and all other notices and demands whatsoever, whether or not relating to such instruments. Secured Party shall not, under any circumstances or in any event whatsoever, have any liability for any error or omission or delay of any kind occurring in the settlement, collection, liquidation or payment of any Receivable or any instrument received in payment thereof or for any damage resulting therefrom. Secured Party shall not be obligated to take any particular steps in collection in any situation where it has taken over collection of any Receivable or Receivables.

21. Neither this Agreement, nor any portion or provision hereof, may be changed, modified, amended, waived, supplemented, discharged, canceled, or terminated orally or in any manner other than by an agreement in writing signed by the party to be charged. Any notices to be served hereunder must (except as stated) be served by certified mail, addressed to the last known post office address of the party to whom such notice is given and shall be deemed served when deposited in any post office or branch post office. Demands or notices addressed to the Debtor's address at which Secured Party customarily communicates with the Debtor or Trans Global by hand delivery or by facsimile transmission shall also be effective.

EXHIBIT 10.7
Credit  Agreement  dated June 7,2000  between the Company and Sterling  National
Bank

22. This Agreement shall inure to the benefit of and shall be binding upon the respective successors and/or assigns of Debtor and Secured Party. It shall become effective on the day when finally accepted by Secured Party at its office in the State of New York. This Agreement shall remain in effect for a period of one year from date hereof and shall be deemed automatically renewed for successive periods of one year; subject, however, to the right of either party to terminate it at any time upon at least sixty (60) days' written notice, provided, however, that the Debtor shall remain obligated to pay the Monthly Minimum Compensation set forth in Paragraph 7(a) for the full term of the Agreement in the event Debtor gives notice of termination effective prior to the end of any one year term. So long as no Event of Default as defined hereunder shall have occurred and be continuing, Secured Party shall not be entitled to the remaining Monthly Minimum Compensation if Secured Party gives notice of termination effective prior to the end of any one year term, but should an Event of Default as defined hereunder have occurred and be continuing, this Agreement shall be terminable at any time by Secured Party forthwith on written notice and Debtor shall remain liable for the Monthly Minimum Compensation until the date the Agreement would have expired but for termination by reason of the Event of Default and without regard to Debtor's right to terminate. The termination of this Agreement shall not affect any of Debtor's obligations with respect to Receivables assigned to Secured Party or any obligations to Secured Party incurred prior to the effective date of such termination, and the provisions hereof shall continue to be fully operative until all transactions entered into, rights created, or obligations incurred prior to the termination have been fully disposed of, concluded or liquidated.

23. This Agreement and all other agreements between Secured Party and Debtor together with all assignments made hereunder shall be deemed made in New York and subject to the laws of the State of New York and Debtor consents to the jurisdiction of any local, State or Federal Court located within the State of New York, which jurisdiction shall be exclusive. Debtor hereby waives personal service of any and all process and consents that all such service of process shall be made by certified mail, return receipt requested, directed to Debtor at its address appearing on the records of the Secured Party and service so made shall be complete ten (10) days after the same has been posted as aforesaid, provided, however, that if such certified mail is rejected, unclaimed or undeliverable, service may be made by ordinary mail. DEBTOR AND SECURED PARTY EACH HEREBY UNCONDITIONALLY WAIVES ITS RIGHT TO A JURY TRIAL OF ANY CLAIM OR CAUSE OF ACTION BASED UPON OR ARISING OUT OF, DIRECTLY OR INDIRECTLY, THIS AGREEMENT, ANY RELATED DOCUMENTS, ANY DEALINGS BETWEEN THEM RELATING TO THE
SUBJECT MATTER OF THIS AGREEMENT, AND/OR THE RELATIONSHIP THAT IS BEING ESTABLISHED BY THEM.

     IN WITNESS WHEREOF, Secured Party and Debtor have caused this Agreement to be executed by their respective officers duly authorized the day and year first above written.

                            Trans Global Services, Inc.


                            By:________________________
Seal
                            Resource Management International, Inc.

                            By:______________________________

Seal                        Avionics Research Holdings, Inc.


                            By:________________________

Seal
                            Avionics Research Corporation


                            By:________________________

Seal
                            Avionics Research Corporation of Florida


                            By:________________________

Seal

ACCEPTED:

STERLING NATIONAL BANK


By:_________________________

Date:_______________________