Form 10-Q
period 2001-03-31
TRANS GLOBAL SERVICES INC
filed 2001-05-11
CIK 916485

Trans Global Services, Inc.
                       1393 Veterans Memorial Highway
                       Hauppauge, New York 11788

May   , 2001

Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Dear Sirs:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of Trans Global Services, Inc. (the "Company") is the Company's Quarterly Report on Form 10-Q for the first quarter ended March 31, 2001.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Very truly yours,

Glen R. Charles
Chief Financial Officer
































SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2001         Commission File  Number 0-23382

TRANS GLOBAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

Delaware                                  62-1544008
(State or other jurisdiction of           (I.R.S. Employer
 incorporation or organization)           Identification Number)

1393 Veterans Memorial Highway, Hauppauge,             NY  11788
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code:  (631)  724-0006

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X          No

Number of shares of common stock outstanding on May 1,2001: 3,404,295

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------
Report of Independent Certified Public Accountants                         3

Balance Sheets as of March 31, 2001  (unaudited)
  and December 31, 2000.                                                   4-5

Consolidated Statements of Operations-
Three Months Ended March 31, 2001 (unaudited) and
  March 31, 2000 (unaudited).                                              6

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 2001 (unaudited) and
  March 31, 2000 (unaudited). 7-8

Consolidated Statement of Stockholders' Equity-
Three Months Ended March 31, 2001 (unaudited)                              9-10


Notes to Consolidated Financial Statements                                11-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                              13-15


























PAGE      3

Report of Independent Certified Public Accountants

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York



We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of March 31, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the three month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [ not presented herein]; and in our report dated February 7, 2001, we expressed an unqualified opinion on those consolidated financial statements.








MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May  1, 2001

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                               March 31          December 31,
2001 2000
                                              (Unaudited)
Assets
  Current Assets:
  Cash                                       $     74,266        $    58,463
  Accounts Receivable- Net                      2,708,261          1,702,998
  Note Receivable -i-engineering.com, Inc.        179,874            225,451
  Prepaid Expenses and Other Current Assets        70,784             75,199
                                                ---------          ---------
Total Current Assets                            3,033,185          2,062,111
                                                ---------          ---------
  Property and Equipment-Net                      109,238            113,683
                                                ---------          ---------
Other Assets:
  Customer Lists                                1,882,465          1,938,703
  Goodwill, Net                                   617,672            629,816
  Other Assets                                     50,553             49,864
                                                ---------          ---------
Total  Other Assets                             2,550,690          2,618,383
                                                ---------          ---------
Total Assets                                 $  5,693,113      $   4,794,177
                                               ==========         ==========



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                 March 31,        December 31,
                                                   2001                2000
                                                (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses           $   373,736       $   465,981
  Accrued Payroll and Related Taxes and Expenses    1,085,680           477,154
  Loans Payable, Asset-based lender                 1,583,450           852,035
  Note Payable- Outside Investors                     168,750           165,000

Total Current Liabilities                           3,211,616         1,960,170

Commitments and contingencies                              --                --
                                               --------------    --------------

  Stockholders'  Equity:

 Common Stock, Par Value $.01 per share,
  25,000,000 shares authorized: 4,089,716 issued
  2,619,716 outstanding.                               40,897            40,897

Capital in Excess of Par Value                     13,547,114        13,499,281

Accumulated Deficit                                (8,135,702)       (7,735,359)
                                                   ----------          ---------
                                                    5,452,309         5,804,819
                                                   ----------          --------

Less Treasury Stock, at cost

 1,470,000 shares                                  (2,970,812)       (2,970,812)
                                                   ----------          --------

Total Stockholders' Equity                          2,481,497         2,834,007
Total Liabilities and Stockholders' Equity       $  5,693,113      $  4,794,177
                                                  ===========       ===========





See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       2001           2000

Revenues                                          $  6,678,193   $ 6,503,330

Cost of Services Provided                            6,200,753     5,857,319
                                                    ----------     ----------
Gross Profit                                           477,440       646,011

Selling, General and Administrative                    768,984       848,547
Amortization of Intangibles                             68,382        68,382
                                                     ---------      ---------
Total Operating Expenses                               837,366       916,929

Operating (Loss)                                      (359,926)     (270,918)

Other Income (Expenses):
  Interest Expense                                    ( 43,200)     ( 95,297)
  Interest Income                                        4,423        47,137
  Other (Expenses) Income                             (  1,640)       10,917
                                                      --------       --------
Total Other (Expenses)- Net                          (  40,417)     ( 37,243)
                                                     ---------      ---------
                                                 $   ( 400,343)   $ (308,161)
                                                   ===========    ===========

Basic and diluted Loss Per Share:
  Net Loss                                       $   (     .15)   $ (    .11)
                                                      --------       --------

  Weighted Average Number of Shares                  2,619,716     2,850,156





See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Three Months Ended
                                                     March 31,
                                                     2 0 0 1           2 0 0 0

Operating Activities:
Net (Loss)                                         $ ( 400,343)     $ ( 308,161)
Adjustments to Reconcile Net (Loss)
 to Net Cash (Used in)Provided By
 Operations:
  Depreciation and Amortization                         84,706           86,528
  Debt Issuance Costs                                      -0-           35,000
  Variable Price Options                                47,883              -0-
Changes in Operating Assets and Liabilities:
  (Increase) Decrease in Assets:
   Accounts Receivable-Net                          (1,005,263)       (  37,340)
   Prepaid Expenses and Other
    Current Assets                                       4,415           34,984
(Decrease) Increase in Liabilities:
  Accounts Payable and Accrued
    Expenses                                          ( 92,245)        ( 98,936)
  Accrued Payroll and Related
    Taxes and Expenses                                 608,526          498,277
                                                      ---------        ---------
Total Adjustments                                    ( 352,028)         518,513
                                                     ---------         --------

Net Cash -  Operating Activities                     ( 752,371)         210,352
                                                     ---------        ---------
Forward




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                        Three Months Ended
                                                            March 31,

                                                      2001            2000
Net Cash -
 Operating Activities Forwarded                    $ ( 752,371)     $  210,352

Investing Activities:
 Capital Expenditures                                (  11,879)     (  15,421)
 Repayments from i-engineering.com, Inc.                45,577            -0-
  Other, net                                         (     689)     (   2,419)
 Note Receivable                                           -0-      ( 508,334)
                                                     ---------       --------
Net Cash -  Investing Activities                        33,009      ( 520,737)

Financing Activities:
 Net Payments  from (to)
  Asset-Based Lender                                   731,415      ( 712,757)
 Deferred Loan Costs                                       -0-      (  17,000)
 Long Term Borrowings                                    3,750      1,016,666
                                                      --------      ---------

Net Cash - Financing Activities                        735,165        286,909
Net Increase (Decrease) in Cash and
 Cash Equivalents                                       15,803      (  23,476)
Cash and Cash Equivalents
  - Beginning of Year                                   58,463         43,141
Cash and Cash Equivalents
  - March 31                                     $      74,266     $   19,665
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $       38,557    $   60,297
   Income Taxes                                  $         -0-     $      -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the three months ended March 31, 2001 and 2000.

Three Months Ended March 31, 2001
None

Three Months Ended March 31, 2000
In connection with the issuance of notes in the principal amount of $1,000,000, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the Company issued warrants to purchase 300,000 shares of the Company's common stock at $.35 per share to the placement agent and 25,000 shares to a director for services relating to the financing. The Company incurred a deferred charge of $210,000 which is being amortized over the life of the debt which is 18 months. This deferred charge has been credited to capital in excess of par value. In September 2000, when a substantial portion of the debt was repaid, the remaining deferred charges were fully amortized.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------



Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com, Inc. on a short-term basis, (ii) issued 270,000 shares of common stock to i-engineering.com, Inc. and (iii) acquired a minority interest in i-engineering.com, Inc. The value of this interest was determined by the market value of the Company's shares exchanged. In December 2000, the Company entered into an agreement with i-engineering.com, Inc. pursuant to which, among other things, i-engineering.com, Inc. returned to the Company the 270,000 shares of common stock previously issued and the maturity date of the note from i-engineering.com, Inc. was deferred.




See notes to consolidated financial statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity


                                                       Shares            Amounts

Common Stock $.01 Par Value Authorized
25,000,000 Shares
Balance - December 31, 2000                           4,089,716       $   40,897
Balance - March 31, 2001                              4,089,716       $   40,897

Capital in Excess of Par Value
Balance - December 31, 2000                                           13,499,281
Variable Price Options                                                    47,833
                                                                   -------------
Balance - March 31, 2001                                              13,547,114

Accumulated Deficit
Balance - December 31, 2000                                         $(7,735,359)
Net (Loss)                                                           (  400,343)
                                                                     -----------
Balance - March 31, 2001                                            $(8,135,702)
                                                                      ==========

Treasury Stock
Balance  December 31, 2000                           1,470,000      $(2,970,812)
Balance - March 31, 2001                             1,470,000      $(2,970,812)


Total Stockholders' Equity
Balance - December 31,  2001                                        $ 2,834,007
Variable Price Options                                                   47,833
Net loss for the Three Months Ended
  March 31, 2001                                                     (  400,343)
                                                                    ------------
Balance - March 31, 2001                                            $ 2,481,497








See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through two subsidiaries, Avionics Research Holdings, Inc., ["Holdings"] and Resource Management International, Inc. ["RMI"]. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace and aircraft industries.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations for the three months ended March 31, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 2000. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results for the entire year or any future interim period.

 (2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

(3)  Note Receivable - i-engineering.com

On December 5, 2000 the Company entered into an amendment to its agreement with i-engineering.com, Inc. that provided for i-engineering.com to make a payment of $50,000 on January 2, 2001, which was made, with the balance of the note extended until March 31, 2001. The Company subsequently entered into a further amendment whereby i-engineering.com would make a payment of $75,000 in April, which payment was made. The remaining principal balance of the note, together with interest and additional payments to reimburse the Company for expenses resulting from the amended terms are to be paid as follows: A $75,000 payment is to be made on May 31, 2001; $40,000 is to be paid on July 2, 2001 and a final payment of $10,000 is to be made on July 31, 2001.

 (4)    Loan Payable - Asset Based Lender

On June 7, 2000 the Company entered into a one year agreement with its asset-based lender and shall be deemed automatically renewed for successive periods of one year; subject to the right of either party to terminate it at any time upon at least 60 days written notice. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly interest charge of $12,000. The maximum availability on the credit agreement is $2.5 million, and at March 31, 2001, the maximum available under the borrowing base formula was $1,750,000.



PAGE  12
TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Stock Options

On January 10, 2001 the board of directors reduced the strike price of all outstanding stock options granted under the stock option plans of the Corporation to $.125 per share, the fair market value, at that time. As a result of this amendment to the options, the options are treated as variable price options and the company incurs compensation expense for each period equal to the increase in the value of the underlying common stock from the date of the amended option exercise price or the beginning of the period, as the case may be, to the market price on the date the option is exercised or the last day of the period. If the stock price declines, the Company will recognize compensation income, which will be treated as a reduction in general and administrative expenses, based on the decline in the market price. None of the options were exercised during the quarter ended March 31, 2001. Accordingly, the Company recognized a non-cash compensation expense equal to the difference between the strike p rice ($.125) and the market price at March 31, 2001 ($.1875). This amount ($47,833) was included in general and administrative expenses. This charge was credited to capital in excess of par value. Also, on January 10, 2001, the board of directors agreed to accept as payment for the exercise price, non-interest bearing non-recourse notes due January, 2006, from the exercising option holders. These notes are to be paid from the proceeds of any sales of the shares. These shares are to be held by the Corporation as security for payment. The exercising option holder will have the right to vote the shares, such right to terminate if the note is not paid at maturity. Notes Receivable in the amount of $95,572 are presented as contra-equity on April 12, 2001, when all options other than an option to purchase 750 shares, were exercised. On that date, the market price was $.13.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations


Three Months Ended March 31, 2001 and 2000

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of our business is dependent upon our ability to generate sufficient revenue to enable us to cover our fixed costs and other operating expenses and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, our cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation are due. Thus until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2001, Social Security taxes are payable on the first $80,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for us to pay Social Security tax for such employee. Since many of our employees receive compensation in excess of that amount, our costs with respect to any employee are significantly higher during the period when we are required to pay Social Security taxes than it is after such taxes have been paid.

Our revenues, derived principally from the aircraft and aerospace industries, totaled $6.7 million for the three month period ended March 31, 2001 (the "March 2001 period"), an increase of 2.7% above the revenue of $6.5 million for the three month period ended March 31, 2000 (the "March 2000 period"). This increase is attributable to an increase in the requirements we were able to fill for our clients.

Our gross margins for the March 2001 period and the March 2000 period were 7.1% and 9.9% respectively. The decrease in gross margin during the March 2001 period is attributed to the increase in lower margin business from our aircraft and aerospace clients. Additionally, we did not make any permanent placements, which have no direct related costs, during the March 2001 period as compared to $60,000 from permanent placements in the March 2000 period.

Selling, general and administrative expenses declined approximately $80,000, or 9.4% from $849,000 in the March 2000 period to $769,000 in the March 2001 period. Selling, general and administrative expenses for the March 2001 period included non-cash compensation expense of $48,000 resulting from the treatment of options as variable price options rather than fixed price options as a result of the January 2001 reduction in the exercise price of our outstanding options to $.125 per share. We had no comparable expense for the March 2000 period. The decline reflects principally the effect of our continued cost reduction program.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)


As a result of the continued reduced level of revenue and the increase in services generating a lower gross margin, our gross profit was not sufficient to cover our selling, general and administrative expenses in either the March 2001 period or the March 2000 period, resulting in an operating loss of $360,000 for the March 2001 period, as compared with an operating loss of $271,000 for the March 2000 period.

Interest expense during the March 2001 period decreased by 54.7% from the March 2000 period. This decrease is primarily attributable to the interest expense associated with the $1 million notes issued in January 2000, of which only $150,000 was outstanding during the March 2001 period, as well as the amortization of debt financing costs associated with the 612,500 warrants issued in conjunction with the issuance of the $1 million notes, all of which were expensed in 2000.

Interest income decreased by 91% during the March 2001 period compared to the March 2000 period as a result of Arc Networks having made payment in full on the 10% installment promissory note in the principal amount of $1,216,673.

As a result of the foregoing, we incurred a net loss of approximately $400,000 or $.15 per share (basic and diluted), for the March 2001 period, compared to a loss of $308,000 or $.11 per share(basic and diluted) for the March 2000 period.


Liquidity and Capital Resources

As of March 31, 2001, we had a working capital deficiency of approximately $178,000 compared to working capital of $102,000 at December 31, 2000. The most significant current asset at March 31, 2001 was our accounts receivables, which were $2.7 million. These receivables were offset by payroll and related expenses of $1.1 million and $1.6 million due to our asset-based lender. The payroll and related taxes and expenses relate primarily to compensation to our contract employees and related taxes, which were paid during the first week of April 2001. During the three months ended March 31, 2001, operations utilized cash flow of $752,000. Our principal source of cash during the three month period was our credit facility with our asset-based lender.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)

On June 7, 2000 the Company entered into a one year agreement with its asset-based lender and shall be deemed automatically renewed for successive periods of one year; subject to the right of either party to terminate it at any time upon at least 60 days written notice. Under the agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 2% with a maximum availability of $2.5 million. The minimum monthly interest on the credit agreement is $12,000 per month. At March 31, 2001 and December 31, 2000, the maximum available under our borrowing formula was $1,750,000 and $1,226,000 respectively.

Our current assets include a $180,000 note receivable from i-engineering.com, Inc. The agreement with i-engineering.com, dated December 5, 2000, provided for i-engineering.com to make a payment of $50,000 on January 2, 2001, which was made. The balance of the note was extended until March 31, 2001. On April 2, 2001, the agreement was amended to allow i-engineering.com to make a payment of $75,000 on April 12, 2001, which was made, and to make subsequent payments on each of May 31, 2001, July 2 and July 31, 2001 for $75,000, $40,000 and $10,000
respectively.

Our current liabilities include a $169,000 note payable to outside investors. On April 19, 2001 approximately $82,000 was paid to the outside investors. We intend to pay the balance of the notes when we receive the proceeds from i-engineering.com

We expect that we will continue to incur losses, at least through the second quarter of 2001 and losses may continue thereafter. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. We may consider an acquisition if we believe that the acquired company would provide us with adequate financial resources. Any acquisition may result in a change of control and substantial dilution to our stockholders. Although we have engaged in negotiations in the past, none of such negotiations has resulted in an agreement. We are not presently engaged in negotiations with respect to any acquisitions. In the event that our credit agreement is terminated and we are not able to enter into any acquisition agreement, we may be unable to continue in business.

Forward Looking Statements

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)


other factors, including, but not limited to , those identified under "Risk Factors", in our Form 10-K for the year ended December 31, 2000 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.