Form 10-Q
period 2001-06-30
TRANS GLOBAL SERVICES INC
filed 2001-08-14
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2001         Commission File  Number 0-23382

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

Yes X          No

Number of shares of common stock outstanding as of August 1, 2001: 3,384,295

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Report of Independent Certified Public Accountants                        3

Balance Sheets as of June 30, 2001 (unaudited)
 and December 31, 2000.                                                 4-5

Consolidated Statements of Operations-
Three and Six Months Ended June 30, 2001 (unaudited)
 and June 30, 2000(unaudited).                                            6

Consolidated Statements of Cash Flows-
Six Months Ended June 30, 2001 (unaudited)
 and June 30, 2000  (unaudited).                                        7-9

Consolidated Statement of Stockholders' Equity -                      10-11
Six Months Ended June 30, 2001 (unaudited)

Notes to Consolidated Financial Statements                            12-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-17

Independent Accountant's  Report


To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York


We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of June 30, 2001, and the related consolidated statements of operations for the three and six month periods ended June 30, 2001 and 2000, the related consolidated statement of stockholders' equity for the six month period ended June 30, 2001 and the related consolidated statements of cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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








MOORE STEPHENS, P. C.
Certified Public Accountants.
August 6, 2001
Cranford, New Jersey

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                               June 30,          December 31,
                                                 2001                2000
                                              (Unaudited)



  Current Assets:
  Cash                                       $      88,219      $    58,463
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              2,500,242        1,702,998
  Notes Receivable- i-engineering.com, Inc.         32,179          225,451
  Prepaid Expenses and Other Current Assets         72,291           75,199
                                                  --------        ---------
Total Current Assets                             2,692,931        2,062,111

  Property and Equipment-Net                       118,951          113,683

Other Assets:
  Customer Lists                                 1,826,227        1,938,703
  Goodwill, Net                                    605,528          629,816
  Other Assets                                      52,119           49,864
                                                 ---------        ---------

             Total  Other Assets             $   2,483,874      $ 2,618,383
                                                 ---------        ---------

             Total Assets                    $   5,295,756      $ 4,794,177
                                             =============      ===========




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                    June 30,     December 31,
                                                       2001          2000
                                                  (Unaudited)
Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses             $  432,519     $  465,981
  Accrued Payroll and Related Taxes and Expenses       996,022        477,154
  Loans Payable, Asset-based lender                  1,527,763        852,035
  Notes Payable- Outside Investors                      89,611        165,000
                                                     ---------      ---------
             Total Current Liabilities               3,045,915      1,960,170


Commitments and Contingencies                                -              -

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized. 2001: 4,854,295 issued,
     3,384,295 outstanding, 2000: 4,089,716
     issued, 2,619,716 outstanding.
                                                        48,543          40,897

    Capital in Excess of Par Value                  13,591,034      13,499,281
    Accumulated Deficit                             (8,323,352)    ( 7,735,359)
                                                    -----------    ------------
                                                     5,316,225       5,804,819

Notes Receivable - see Note 5                        (  95,572)            -0-


Less Treasury Stock, at cost

 1,470,000 shares                                   (2,970,812)     (2,970,812)
                                                    -----------    ------------



    Total Stockholders' Equity                       2,249,841       2,834,007
                                                    ----------      -----------

    Total Liabilities and Stockholders' Equity    $  5,295,756     $ 4,794,177
                                                  ============     ===========

See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                  Three Months Ended       Six Months Ended
                                    June 30,                   June 30,
                                 2001       2000            2001         2000

Revenue                   $  7,274,485  $ 5,498,973   $ 13,952,678  $12,002,303

Cost of Services Provided    6,594,798    4,918,659     12,795,551   10,775,978
                           ----------     ----------    ----------   ----------
Gross Profit                   679,687      580,314      1,157,127    1,226,325

Selling, General and
 Administrative                737,009      828,314      1,505,993    1,676,861
Amortization of Intangibles     68,382       68,382        136,764      136,764
                            ---------      --------     ----------    ---------
Total Operating Expenses      805,391       896,696      1,642,757    1,813,625

Operating (Loss)            ( 125,704)     (316,382)    (  485,630)   ( 587,300)

Other Income (Expenses):
  Interest Expense          (  57,039)     (104,145)    (  100,239)  (  199,442)
  Interest Income               2,306        33,051          6,729       80,188
  Other Income (Expense)    (   7,213)       63,868     (    8,853)      74,785
                            --------       --------     ----------   -----------
Total Other (Expenses)-Net  (  61,946)     (  7,226)    (  102,363)  (   44,469)
                            ---------      ---------    ----------   -----------

Net Loss                $   ( 187,650)  $ ( 323,608)  $ (  587,993) $(  631,769)
                           ===========     ==========   ===========   ==========

Basic and Fully Diluted
 Loss Per Share         $   (     .06)  $  (    .11)  $ (      .20) $(      .22)
                             --------       --------    -----------   ----------

  Weighted Average
   Number of Shares         3,300,275     2,889,716      2,961,875    2,869,936



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                           Six Months Ended
                                                     June 30,
                                                     2 0 0 1          2 0 0 0

Operating Activities:
Net (Loss)                                         $ (587,993)      $ (631,769)
Adjustments to Reconcile Net (Loss)
 to Net Cash (Used in) Provided By
 Operations:
  Depreciation and Amortization                       170,627          173,096
  Debt Issuance Costs                                     -0-           71,000
  Variable Price Options                                3,827              -0-
Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Assets:
   Accounts Receivable-Net                           (797,244)         414,224
   Prepaid Expenses and Other
    Current Assets                                      2,908           48,327
(Decrease) Increase in Liabilities:
  Accounts Payable and Accrued
    Expenses                                         ( 33,462)        (208,612)
  Accrued Payroll and Related
    Taxes and Expenses                                518,868          269,413
                                                     ---------        ---------
Total Adjustments                                    (134,476)         767,448
                                                     ---------         --------

Net Cash -  Operating Activities                     (722,469)         135,679
                                                     ---------        ---------
Forward




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Six Months Ended
                                                            June 30,
                                                      2001            2000
Net Cash -
 Operating Activities Forwarded                    $ (722,469)     $ 135,679

Investing Activities:
 Capital Expenditures                                ( 39,131)     (  16,447)
 Note Receivable i-engineering.com, Inc.                  -0-       (500,000)
 Repayments from i-engineering.com, Inc.              193,272        187,611
 Repayments from Arc Networks                             -0-        177,747
 Other, net                                         (   2,255)      (  1,772)
                                                    ---------       ----------
Net Cash -  Investing Activities                      151,886      ( 152,861)

Financing Activities:
 Net Payments from (to)
  Asset-Based Lender                                  675,728     (1,025,345)
  Note Payable - outside investors                        -0-      1,041,665
  Repayment of Note Payable -outside investors      (  75,389)           -0-
  Deferred Loan Costs                                     -0-      (   7,000)
                                                  ----------      -------------

Net Cash - Financing Activities                       600,339          9,320
                                                   ----------      ----------

Net Increase (Decrease) in Cash                        29,756      (   7,862)

Cash  - Beginning of Year                              58,463         43,141
                                                   ----------        ----------

Cash  - June 30                                  $     88,219         35,279
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $     95,735      $ 157,777
   Income Taxes                                  $        -0-      $     -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the six months ended June 30, 2001 and 2000.

Six Months Ended June 30, 2001  - None

Six Months Ended June 30, 2000
In connection with the issuance of notes in the principal amount of $1,000,000, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the company issued


See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Continued
-----------------------------------------------------------------------------

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

























See Notes to Consolidated Financial Statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity

                                                       Shares         Amounts

Common Stock $.01 Par Value; Authorized
 25,000,000 shares
Balance  December 31, 2000                         4,089,716         $40,897
Exercise of stock options                            764,579           7,646
                                                  ----------         --------
Balance - June 30, 2001                            4,854,295         $48,543
                                                                     =======

Capital in Excess of Par Value
Balance - December 31, 2000                                       $13,499,281
Variable Price Options                                                  3,827
Exercise of Stock Options                                              87,926
                                                                   ----------
Balance - June 30, 2001                                           $13,591,034
                                                                  ===========


Accumulated Deficit
Balance - December 31, 2000                                       $(7,735,359)
Net (Loss) for the Six Months Ended June 30, 2001                  (  587,993)
                                                                  ------------
Balance - June 30, 2001                                           $(8,323,352)
                                                                   ===========


Notes Receivable December 31, 2000                                        -0-
Notes issued for exercise of options                               (   95,572)
                                                                   -----------
Notes Receivable June 30, 2001                                    $(   95,572)
                                                                  ============



Treasury Stock

Balance  December 31, 2000                         1,470,000      $(2,970,812)
Balance - June 30, 2001                            1,470,000      $(2,970,812)
                                                   =========      ============



See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                     AMOUNT

Total Stockholders' Equity
Balance - December 31, 2000                                       $ 2,834,007
Variable Price Options                                                  3,827
Net loss for the Six Months Ended
  June 30, 2001                                                     ( 587,993)
                                                                   -----------
Balance - June 30, 2001                                           $ 2,249,841
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations for the three and six months ended June 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 2000. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2000.

(3)  Note Receivable - i-engineering.com

On December 5, 2000 the Company entered into an amendment to its agreement with i-engineering.com, Inc. that provided for i-engineering.com to make a payment of $50,000 on January 2, 2001, which was made, with the balance of the note extended until March 31, 2001. The Company subsequently entered into a further amendment whereby i-engineering.com would make a payment of $75,000 in April, which payment was made. The remaining principal balance of the note, together with interest and additional payments to reimburse the Company for expenses resulting from the amended terms were to be paid as follows: A $75,000 payment which was made on May 31, 2001; $40,000 was to be paid on July 2, 2001 and a final payment of $10,000 was to be made on July 31, 2001. The final two payments have not yet been received.


(4)  Loan Payable - Asset Based Lender

On July 3, 2001 the Company received notice from its current asset-based lender that the lender would be terminating the credit agreement effective on August 31, 2001. Although the Company is engaged in negotiations with another lender with respect to a financing proposal, the Company has not received a binding commitment, and the lender may not issue a binding commitment or a funding

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

agreement. The Company cannot give assurance that we will be successful in obtaining another financing source. If the Company is unable to obtain another financing source, its ability to continue in business would be severely impaired since the Company requires financing in order to meet its payroll obligations.

(5) Stock Options

On January 10, 2001 the board of directors reduced the exercise price of all outstanding stock options (approximately 785,000) granted under the stock option plans of the Corporation to $.125 per share, the fair market value at that time. As a result of this amendment to the options, the options are treated as variable price options and the Company incurs compensation expense for each period equal to the increase in the value of the underlying common stock from the date of the amended option exercise price or the beginning of the period, as the case may be, to the market price on the date the option is exercised or the last day of the period. If the stock price declines, the Company will recognize compensation income, which will be treated as a reduction in general and administrative expenses, based on the decline in the market price. All but 20,750 of the options were exercised on April 12, 2001 on which date the market price was $.13 per share. Accordingly, the Company recognized a non-cash compensation expense equal to the difference between the strike price ($.125) and the market price at April 12, 2001 ($.13). This amount ($3,827) was included in general and administrative expenses. This charge was credited to capital in excess of par value. Also, on January 10, 2001, the board of directors agreed to accept as payment for the exercise price, non-interest bearing non-recourse notes due January, 2006, from the exercising option holders. These notes are to be paid from the proceeds of any sales of the shares. These shares are to be held by the Corporation as security for payment. The exercising option holder will have the right to vote the shares, such right to terminate if the note is not paid at maturity. Notes Receivable in the amount of $95,572 are presented as contra-equity on April 12, 2001. On May 11, 2001, the options for the remaining shares were cancelled.

6) New Authoritative Pronouncements

The Financial Accounting Standards Board (FASB) has issued Statement No.141, Business Combinations and Statement No. 142, Goodwill and Other Intangible Assets in July 2001.

Those Statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. Second, Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

The Company does not anticipate the adoption of the new statements to materially impact its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Three Months Ended June 30, 2001 and 2000

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. Our success is dependent upon our ability to generate sufficient revenue to enable us to cover our fixed costs and other operating expenses and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, our cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation are due. Thus until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2001, Social Security taxes are payable on the first $80,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for us to pay Social Security tax for such employee. Since many of our employees receive compensation in excess of that amount, our costs with respect to any employee are significantly higher during the period when we are required to pay Social Security taxes than it is after such taxes have been paid.

Revenues, derived principally from the aircraft and aerospace industries, during the three month period ended June 30, 2001 totaled $7.3 million. This reflected an increase of 32% over the revenue earned in the three month period ended June 30, 2000. Approximately 75% of our total revenue for the three months ended June 30, 2001 was attributed to our four largest customers, Lockheed-Martin, Bell Helicopter Textron, Boeing and Gulfstream Aerospace. The increase in revenue for the period is attributed to an increase in the requirements we were able to fill for our clients.

Our gross margins for the quarters ended June 30, 2001 and June 30, 2000 were 9.3% and 10.6% respectively. The decrease in gross margin during the quarter is attributed to the increase in lower margin business from our aircraft and aerospace clients. Additionally, revenue from permanent placements, which have no direct related costs, in the June 30, 2001 period was $10,000 compared to $66,000 for the period ended June 30, 2000.

Selling, general and administrative expenses decreased by $91,000, or 11.0%, to $737,000 in the 2001 period compared to $828,000 in the June 30, 2000 period. The decline reflects principally the effects of our continued cost reduction program.

Although our gross revenue increased for the third consecutive quarter, it was still insufficient at the reduced gross margin levels to cover our selling, general and administrative expenses. However, our operating loss was reduced to $126,000 for the three months ended June 30, 2001 compared to an operating loss of $316,000 for the three months ended June 30, 2000, a $190,000 reduction over the same period one year ago.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)


Interest expense during the three month period ended June 30, 2001 decreased by $47,000 or 45.2% compared to the three months ended June 30, 2000. This decrease is primarily attributable to the higher than normal interest expense in 2000, related to the funds raised in January 2000, as well as the amortization of the debt finance costs incurred that year associated with the 550,000 warrants issued in conjunction with that loan. Most of the funds were repaid by us prior to the current three month period.

As a result of the foregoing, we incurred a loss of approximately $188,000 or $.06 per share (basic and diluted), for the three months ended June 30, 2001, compared to a loss of $324,000 or $.11 per share (basic and diluted), for the three months ended June 30, 2000.

Six Months ended June 30, 2001 and 2000

We had revenues of $14.0 million for the six months ended June 30, 2001, reflecting a 16.3% increase over the revenues of $12.0 million for the same period one year earlier. During the six months ended June 30, 2001 our five largest customers, Lockheed-Martin, Bell Helicopter, Boeing, Gulfstream Aerospace and Cablevision accounted for approximately 75% of our overall revenue. The gross margin decreased to 8.3% in the six months ended June 30, 2001 from 10.2% for the six months ended June 30, 2000. This decrease in gross margin is attributed to the reduction in lower margin business from our aircraft and aerospace clients as well as the reduction in revenues generated from the permanent placement of technical personnel which has no material associated cost of revenue.

Selling, general and administrative expenses decreased by $171,000, or 10.2%, in the six months ended June 30, 2001 compared to the six months ended June 30, 2000. The decline reflects principally the effects of our continued cost reduction program.


Interest expense during the current six month period decreased by approximately $99,000 or 50.0% compared to the six months ended June 30, 2000. This decrease is primarily attributable to the interest expense and amortization of debt finance costs associated with funds raised and 550,000 warrants issued in January 2000. All but $150,000 of principal on that debt was repaid in 2000 and the below market warrants were fully amortized in 2000.

As a result of the foregoing, the Company incurred a loss of approximately $588,000 or $.20 per share (basic and diluted), for the six months ended June 30,2001, compared to the loss of $632,000, or $.22 per share (basic and diluted), for the six months ended June 30, 2000.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

Liquidity and Capital Resources

As of June 30, 2001, we had a working capital deficiency of approximately $353,000, compared to working capital of $102,000 at December 31, 2000. The most significant current asset at June 30, 2001 was our accounts receivables, which was $ 2.5 million. These receivables were offset by payroll and related expenses of $996,000 and $1,528,000 due to our asset-based lender. The payroll and related taxes and expenses relate primarily to compensation to our contract employees and related taxes, which were paid during the first week of July 2001. During the six months ended June 30 2001, operations utilized cash flow of $722,000. Our principal source of cash during the six month period was our credit facility with our asset-based lender.

We rely on our ability to generate cash flows from operating activity and our borrowings to fund operations. We do not have any agreements with any other funding sources and our business may be impaired if we do not maintain adequate financing.

On June 7, 2000 we entered into a one year revolving credit agreement with our asset-based lender which is automatically renewed for successive periods of one year; subject to the right of either party to terminate it at any time upon at least 60 days written notice. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2% with a minimum monthly compensation of $12,000. At June 30, 2001 and December 31, 2000, the maximum available under our borrowing formula was $1,691,000 and $1,226,000.

On July 3, 2001, we received notice from our asset-based lender that the lender would be terminating our credit agreement effective on August 31, 2001. Although we are engaged in negotiations with another lender with respect to a financing proposal, we have not received a binding commitment, and the lender may not issue a binding commitment or a funding agreement. We are also seeking alternative lending sources, However, we cannot give assurance that we will be successful in obtaining another financing source. If we are unable to obtain another financing source, our ability to continue in business would be severely impaired since we require financing in order to meet our payroll obligations.

Our current assets include a note receivable from i-engineering.com, Inc.. The amended agreement with i-engineering.com dated April 2, 2001, provided for i-engineering.com to make two payments to us on July 2 and July 31, 2001 for $40,000 and $10,000 respectively. Neither payment has been received as of yet.

Our current liabilities include a note payable to outside investors in the principal amount of $75,000. We intend to pay the balance of the notes when we receive the proceeds from i-engineering.com, although the note is due regardless of whether we get payment from i-engineering.com.

Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations (Continued)

We expect that we will continue to incur losses, at least through the third quarter of 2001 and losses could continue thereafter. Because of our present stock price, it is unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. We may consider a merger or an acquisition if we believe that the transaction would provide the surviving entity with adequate financial resources. Any transaction of this nature may result in a change of control and substantial dilution to our stockholders. Although we have engaged in negotiations in the past, none of such negotiations has resulted in an agreement. Although we have spoken to interested parties, we are not presently engaged in negotiations with respect to such transaction.

Forward Looking Statements

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors" and "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in our Form 10K for the year ended December 31, 2000, those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, and those described in any other filings by the Company with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)

                                            /s/ Joseph G. Sicinski
                                            -------------------------
Date:  August 14, 2001                       Joseph G. Sicinski
                                            (Chief Executive Officer)




                                            /s/ Glen R. Charles
                                            ------------------------
Date:  August 14, 2001                          Glen R. Charles
                                            (Chief Financial Officer)