Form 10-Q
period 2001-09-30
TRANS GLOBAL SERVICES INC
filed 2001-11-19
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2001            Commission File  Number 0-23382



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

Yes X          No

Number of shares of common stock outstanding as of November 1, 2001: 3,384,295







TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------


Balance Sheets as of Sept 30, 2001 (unaudited)
 and December 31, 2000.                                                 3-4

Consolidated Statements of Operations-
Three and Nine Months Ended Sept 30, 2001 (unaudited)
 and Sept 30, 2000(unaudited).                                            5

Consolidated Statements of Cash Flows-
Nine Months Ended Sept 30, 2001 (unaudited)
 and Sept 30, 2000  (unaudited).                                        6-8

Consolidated Statement of Stockholders' Equity -                       9-10
Nine Months Ended Sept 30, 2001 (unaudited)

Notes to Consolidated Financial Statements                            11-14

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          15-18

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8K                                18



































TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
                                               September 30,       December 31,
                                                 2001                2000
                                              (Unaudited)



  Current Assets:
  Cash                                       $      40,369      $    58,463
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              2,577,973        1,702,998
  Notes Receivable- i-engineering.com, Inc.         22,448          225,451
  Prepaid Expenses and Other Current Assets         43,967           75,199
                                                  --------        ---------
Total Current Assets                             2,684,757        2,062,111

  Property and Equipment-Net                       108,565          113,683

Other Assets:
  Customer Lists                                 1,769,989        1,938,703
  Goodwill, Net                                    593,384          629,816
  Other Assets                                      52,119           49,864
                                                 ---------        ---------

             Total  Other Assets             $   2,415,492      $ 2,618,383
                                                 ---------        ---------

             Total Assets                    $   5,208,814      $ 4,794,177
                                             =============      ===========












See Notes to Consolidated Financial Statements











TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                September 30,     December 31,
                                                    2001             2000
                                                  (Unaudited)


Liabilities and Stockholders' Equity
 Current Liabilities:
  Accounts Payable and Accrued Expenses             $  412,794     $  465,981
  Accrued Payroll and Related Taxes and Expenses       920,854        477,154
  Loans Payable, Asset-based lender                  1,740,726        852,035
  Notes Payable- Outside Investors                      76,319        165,000
                                                     ---------      ---------
             Total Current Liabilities               3,150,693      1,960,170


Commitments and Contingencies                                -              -

  Stockholders'  Equity:
    Common Stock, $.01 Par Value, 25,000,000
     Shares Authorized. 2001: 4,854,295 issued,
     3,384,295 outstanding, 2000: 4,089,716
     issued, 2,619,716 outstanding.
                                                        48,543          40,897

    Capital in Excess of Par Value                  13,591,034      13,499,281
    Accumulated Deficit                             (8,515,072)    ( 7,735,359)
                                                    -----------    ------------
                                                     5,124,505       5,804,819

Notes Receivable - see Note 5                        (  95,572)            -0-


Less Treasury Stock, at cost

 1,470,000 shares                                   (2,970,812)     (2,970,812)
                                                    -----------    ------------



    Total Stockholders' Equity                       2,058,121       2,834,007
                                                    ----------      -----------

    Total Liabilities and Stockholders' Equity    $  5,208,814     $ 4,794,177
                                                  ============     ===========




See Notes to Consolidated Financial Statements




TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                             Three Months Ended            Nine Months Ended
                                September 30,                 September 30,
                              2001       2000             2001          2000

Revenue                      $ 7,098,087   $  5,455,547     $ 21,050,765   $ 17,457,850
Cost of Services Provided      6,470,384      4,943,381       19,265,935     15,719,359
                               ---------     ----------       ----------     ----------
Gross Profit                     627,703        512,166        1,784,830      1,738,491

Selling, General and
  Administrative                 679,545        759,413        2,185,538      2,436,274
Amortization of Intangibles       68,382         68,382          205,146        205,146
                               ---------      ---------        ----------     ---------
Total Operating Expenses         747,927        827,795        2,390,684      2,641,420

Operating (Loss)               ( 120,224)     ( 315,629)        (605,854)     ( 902,929)

Other Income (Expenses):
  Interest Expense             ( 69,072)      ( 216,590)        (169,311)     ( 416,032)
  Interest Income                   268          24,284            6,997        104,472
  Other Income (Expense)        ( 2,692)         64,327         ( 11,545)       139,112
                               --------       --------        ----------     -----------
Total Other (Expenses)-Net     ( 71,496)      ( 127,979)       ( 173,859)    ( 172,448)
                              ---------      ---------        ----------     -----------

Loss before income taxes      ( 191,720)      ( 443,608)       ( 779,713)    (1,075,377)
Income taxes                        -0-            -0-               -0-            -0-
                             ---------       ---------         ---------      ----------
Net Loss                   $   (191,720)  $   ( 443,608)    $  ( 779,713)  $ (1,075,377)
                             ===========    ===========     =============    ===========

Basic and fully diluted
  Loss Per Share          $   (     .06)  $  (     .15)     $   (    .23)  $ (     .37)
                               --------       --------       ------------    -----------

  Weighted Average Number of Shares
    of Common Stock           3,384,295      2,889,716         3,342,514     2,876,577











See Notes to Consolidated Financial Statements







TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                         Nine Months Ended
                                                              September 30,
                                                     2 0 0 1         2 0 0 0

Operating Activities:
Net (Loss)                                        $  (779,713)    $( 1,075,377)
Adjustments to Reconcile Net (Loss)
 to Net Cash (Used in) Provided By
 Operations:
  Depreciation and Amortization                       254,819          259,312
  Debt Issuance Costs                                     -0-          210,000
  Variable Price Options                                3,827              -0-
Changes in Operating Assets and Liabilities:
   (Increase) Decrease in Assets:
   Accounts Receivable-Net                           (874,975)         506,827
   Prepaid Expenses and Other
    Current Assets                                     31,232           78,030
(Decrease) Increase in Liabilities:
  Accounts Payable and Accrued
    Expenses                                         ( 53,187)        (173,501)
  Accrued Payroll and Related
    Taxes and Expenses                                443,700          338,651
                                                     ---------        ---------
Total Adjustments                                    (194,584)       1,219,319
                                                     ---------        --------

Net Cash -  Operating Activities                     (974,297)         143,942
                                                     ---------        ---------
Forward












See Notes to Consolidated Financial Statements










TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Nine Months Ended
                                                            September 30,
                                                       2001            2000

Net Cash -
 Operating Activities Forwarded                    $ (974,297)     $ 143,942

Investing Activities:
 Capital Expenditures                                ( 44,555)     (  21,528)
 Note Receivable i-engineering.com, Inc.                  -0-      ( 319,889)
 Repayments from i-engineering.com, Inc.              203,003            -0-
 Repayments from Arc Networks                             -0-      1,171,673
 Other, net                                         (   2,255)      (  1,772)
                                                    ---------       ----------
Net Cash -  Investing Activities                      156,193        828,484

Financing Activities:
 Net Payments from (to)
  Asset-Based Lender                                  888,691     (1,097,683)
  Note Payable - outside investors                        -0-        263,809
  Repayment of Note Payable -outside investors      (  88,681)           -0-
  Deferred Loan Costs                               (     -0-)    (    5,250)
                                                  ----------      -------------

Net Cash - Financing Activities                       800,010     (  839,124)
                                                   ----------      ----------

Net (Decrease) Increase  in Cash                    (  18,094)       133,302

Cash  - Beginning of Year                              58,463         43,141
                                                   ----------        ----------

Cash  - September 30                             $     40,369        176,443
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                      $    164,133     $  237,123
   Income Taxes                                  $        -0-     $      -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the nine months ended September 30, 2001 and 2000.

Nine Months Ended September 30, 2001  - None

Nine Months Ended September 30, 2000
In connection with the issuance of notes in the principal amount of $1,000,000, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the company issued warrants to purchase 300,000 shares of the Company's

See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) Continued
-----------------------------------------------------------------------------

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

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com, Inc. on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com, Inc. and (iii) acquired a minority interest in i-engineering.com, Inc. The value of this interest was determined by the market value of the Company's shares exchanged. In December 2000,the Company entered into an agreement with i-engineering.com, Inc. pursuant to which, among other things, i-engineering.com, Inc. returned to the Company the 270,000 shares of common stock previously issued and the maturity date of the note from i-engineering.com, Inc. was deferred.

























See Notes to Consolidated Financial Statements








Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity


                                                       Shares         Amounts

Common Stock $.01 Par Value; Authorized
 25,000,000 shares
Balance - December 31, 2000                        4,089,716         $40,897
Exercise of stock options                            764,579           7,646
                                                  ----------         --------
Balance - September 30, 2001                       4,854,295         $48,543
                                                                     =======

Capital in Excess of Par Value
Balance - December 31, 2000                                       $13,499,281
Variable Price Options                                                  3,827
Exercise of Stock Options                                              87,926
                                                                   ----------
Balance - September 30, 2001                                      $13,591,034
                                                                  ===========


Accumulated Deficit
Balance - December 31, 2000                                       $(7,735,359)
Net (Loss) for the Nine Months Ended September 30, 2001            (  779,713)
                                                                  ------------
Balance - September 30, 2001                                      $(8,515,072)
                                                                   ===========


Notes Receivable December 31, 2000                                        -0-
Notes issued for exercise of options                               (   95,572)
                                                                   -----------
Notes Receivable September 30, 2001                               $(   95,572)
                                                                  ============



Treasury Stock

Balance - December 31, 2000                        1,470,000      $(2,970,812)
Balance - September 30, 2001                       1,470,000      $(2,970,812)
                                                   =========      ============



See Notes to Consolidated Financial Statements








TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                     AMOUNT

Total Stockholders' Equity
Balance - December 31, 2000                                       $ 2,834,007
Variable Price Options                                                  3,827
Net loss for the Nine Months Ended
  September 30, 2001                                                ( 779,713)
                                                                   -----------
Balance - September 30, 2001                                      $ 2,058,121
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

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations for the three and nine months ended September 30, 2001 and 2000. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 2000. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results for the entire year or any future interim period.

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

 (4)  Loan Payable - Asset Based Lender

On July 3, 2001 the Company received notice from its asset-based lender that the lender would be terminating the credit agreement effective on August 31, 2001. The lender extended the agreement through October 31, 2001.





TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

On October 16, 2001, we entered into a one-year asset-based lending agreement with Metro Factors, Inc., which provides us with a maximum availability of $2.5 million. Funds can be advanced in an amount equal to 85% of the total face value of the eligible accounts receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to prime plus 2.5% and a fee of .7% of the receivables financed. The asset-based lender has a security interest in all of our assets including our accounts receivables, contract rights, personal property, fixtures, inventory. This facility replaced our agreement with our prior asset-based lender, which was terminated by the lender and the balance was repaid from the Metro Factors facility.


(5) Stock Options

On January 10, 2001 the board of directors reduced the exercise price of all outstanding stock options (approximately 785,000) granted under the stock option plans of the Corporation to $.125 per share, the fair market value at that time. As a result of this amendment to the options, the options are treated as variable price options and we incur compensation expense for each period equal to the increase in the value of the underlying common stock from the date of the amended option exercise price or the beginning of the period, as the case may be, to the market price on the date the option is exercised or the last day of the period. If the stock price declines, we will recognize compensation income, which will be treated as a reduction in general and administrative expenses, based on the decline in the market price. All but 20,750 of the options were exercised on April 12, 2001 on which date the market price was $.13 per share. Accordingly, we recognized a non-cash compensation expense equal to the difference between the strike price ($.125) and the market price at April 12, 2001 ($.13). This amount ($3,827) was included in general and administrative expenses. This charge was credited to capital in excess of par value. Also, on January 10, 2001, the board of directors agreed to accept as payment for the exercise price, non-interest bearing non-recourse notes due January 10, 2006, from the exercising option holders. These notes are to be paid from the proceeds of any sales of the shares. These shares are being held by the Company as security for payment. The exercising option holder will have the right to vote the shares, such right to terminate if the note is not paid at maturity. Notes Receivable in the amount of $95,572 are presented as contra- equity. On May 11, 2001, the options for the remaining shares were expired.











TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

(6) Subsequent Events:

On November 16, 2001, pursuant to an agreement dated November 15, 2001, between us and The Finx Group, Inc., a Delaware corporation ("Finx"):

We agree to issue to Finx 5,000,000 shares of common stock, for which Finx will issue 2,500,000 shares of Finx' common stock to us.
     We agreed to sell to Finx, and Finx agreed to purchase from us,250,000 shares of Series A Convertible Preferred Stock to Finx for $250,000 at the closing and an additional 750,000 shares of Series A Preferred Stock for $750,000 by November 30, 2001 ($250,000) and December 31, 2001 ($500,000). Each
share of Series A Preferred Stock is convertible into three shares of common stock and votes with the common stock on an "as-if-converted" basis.
     We agreed to elect three disignees of Finx as directors and to elect Mr. Lewis S. Schiller as chief executive officer. Mr. Joseph G. Sicinski is to remain as president.
     Finx granted to us registration rights with respect to the Finx shares to be issued to us, and we granted Finx registration rights to the common stock to be issued to Finx, including the shares issuable upon conversion of the Series A Preferred Stock.

As a result of this transaction, Finx will, at the closing, beneficially owns 5,750,000 shares of our common stock, representing 62.9% of our outstanding common stock, assuming conversion of the 250,000 shares of Series A Preferred Stock outstanding. Upon completion of the sale of the remaining 750,000 shares of Series A Preferred Stock, Finx will beneficially own 8,000,000 shares of common stock, representing 70.3% of our outstanding common stock.

We anticipate that the closing will take place early in the week of November 19, 2001.

On November 13, 2001, Messrs. Edward D. Bright and James L. Conway resigned as directors, and we exchanged mutual releases with them.


7) New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") has issued Statement No. 141, "Business Combinations" and Statement No.142, "Goodwill and Other Intangible Assets" in June 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

The FASB has issued Statement No. 143, "Accounting for Asset Retirement Obligations" in June 2001. Statement No. 143 will change the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs in four significant ways. First, Statement 143 requires that the amount initially recognized for an asset retirement obligation be measured at fair value and not under the current practice of using a cost-accumulation measurement approach. Second, Statement 143 requires that the retirement obligation liability is discounted and accretion expense is recognized using the credit-adjusted risk-free interest rate in effect when the liability was initially recognized. Prior practice did not require discounting of the retirement obligation liability and therefore no accretion was recorded in periods subsequent to the initial recognition period. Third, under prior practice, dismantlement and restoration costs were taken into account in determining amortization and depreciation rates and often the recognized asset retirement obligation was recorded as a contra-asset. Under Statement 143, recognized asset retirement obligations are recognized as a liability. Fourth, under prior practice, the asset retirement obligation was recognized over the useful life of the related asset and under Statement 143 the obligation is recognized when the liability is incurred. The effective date for Statement No. 143 is for fiscal years beginning after June 15,2002.

The FASB has issued Statement No.144, "Accounting for the Impairment or disposal of Long-Lived Assets" in August 2001. Statement No. 144 changes the accounting for long-lived assets to be held and used by eliminating the requirement to allocate goodwill to long-lived assets to be tested for impairment, by providing a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of possible future cash flows and by establishing a "primary-asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived
asset to be held and used.   Statement No. 144 changes the accounting for long-
lived assets to be disposed of other than by sale by requiring that the depreciable life of a long-lived asset to be abandoned be revised to reflect a







7) New Authoritative Pronouncements (continued)



shortened useful life and by requiring that an impairment loss be recognized at the date a long-lived asset is exchanged for a similar productive asset or distributed to owners in a spin-off if the carrying amount of the asset exceeds its fair value. Statement No. 144 changes the accounting for long-lived assets to be disposed of by sale by requiring that discontinued operations no longer be measured on a net realizable value basis (but at the lower of carrying amount or fair value less costs to sell), by eliminating the recognition of future operating losses of discontinued components before they occur and by broadening the presentation of discontinued operations in the income statement to include a component of an entity rather than a segment of a business. A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally, and for financial reporting purposes, from the rest of the entity. The effective date for Statement No. 144 is for fiscal years beginning after December 15,2001.

The Company expects that the adoption of the new statements will not have a significant impact on its financial statements. It is not possible to quantify the impact until the newly issued statement has been studied.


































Item 2. Management's Discussion and Analysis of Financial Conditions and Results of Operations

Three Months Ended September 30, 2001 and 2000

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of our business is dependent upon our ability to generate sufficient revenue to enable us to cover fixed costs and other operating expenses and to reduce variable costs. Under agreements with our clients, we are required to pay our employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from our clients. Furthermore, payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, our cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation are due. Thus until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2001, Social Security taxes are payable on the first $80,400 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for us to pay Social Security tax for such employee. Since many of our employees receive compensation in excess of that amount, our costs with respect to any employee are significantly higher during the period when we are required to pay Social Security taxes than they are after such taxes have been paid.

Revenues, derived principally from the aircraft and aerospace industries, during the three month period ended September 30, 2001 totaled $ 7.1 million. This reflected an increase of 30% over the revenue earned in the three month period ended September 30, 2000. Approximately 73% of our total revenue for the three months ended September 30, 2001 was attributed to our four largest customers, Lockheed-Martin, Bell Helicopter, Boeing and Gulfstream Aerospace. The increase in revenue for the period is attributed to an increase in the requirements we were able to fill for our clients.

Our gross margins for the quarters ended September 30, 2001 and September 30, 2000 were 8.8 % and 9.4 % respectively. The decrease in gross margin during the current quarter is attributed to the increase in lower margin business from our aircraft and aerospace clients.

Selling, general and administrative expenses decreased by $80,000 or 10.5%, to $680,000 in the 2001 period compared to $760,000 in the September 30, 2001 period.. The decline reflects principally the effects of our continued cost reduction program.

Although our gross revenues and gross profits for the current three month period are greater than the corresponding period last year, it is still insufficient to cover our selling, general and administrative expenses. We cannot continue to sustain these losses, therefore further reductions are being made in order to continue in business. However, we cannot assure you that these reductions will be sufficient for us to remain in business.


Three Months Ended September 30, 2001 and 2000 (continued)

Interest expense during the three month period ended September 30, 2001 decreased by $148,000 or 68% compared to the three months ended September 30, 2000. Last year's interest expense included the amortization of $139,000 of debt finance costs associated with the 575,000 warrants issued in conjunction with a $1 million loan. In July, 2001 our former asset-based lender advised us that it would be terminating our credit as of August 31, 2001, and it subsequently granted us extensions to enable us to find a new lender. Our interest expense attributed to the asset-based lender increased during the current three month period due to both an increase in our borrowing and, increased lending rates our former asset-based lender required upon granting us the short extensions of our agreement. In October 2001, we entered into an agreement with a new asset- based lender at a higher interest rate. Under our new agreement, we pay interest at prime plus 2.5% plus a fee of .7% of the amount of the receivables financed, as compared to interest at prime plus 2% payable under our agreement with our former lender prior to the additional charges imposed during the period from September 1 through October 16, 2001 as described under "Liquidity and Capital Resources."

As a result of the foregoing, we incurred a loss of approximately $192,000, or $.06 per share (basic and diluted), for the three months ended September 30, 2001, compared to a loss of $444,000, or $.15 per share (basic and diluted) for the three months ended September 30, 2000.

Nine Months ended September 30, 2001 and 2000

We had revenues of $ 21.1 million for the nine months ended September 30, 2001, reflecting a 20.6% increase over the revenues of $17.5 million for the same period one year earlier. During the nine months ended September 30, 2001 our four largest customers, Lockheed-Martin, Boeing, Bell Helicopter and Gulfstream Aerospace accounted for approximately 73% of the overall revenue compared to the nine months ended September 30, 2000 when the five largest customers, Lockheed - Martin, Bell Helicopter, Boeing, Gulfstream Aerospace and Cablevision accounted for approximately 75% of our overall revenue. The gross margin decreased to 8.5% in the nine months ended September 30, 2001 from 10.0% for the nine months ended September 30, 2000. This decrease is attributed to the increase in lower margin business from our aircraft and aerospace clients as well as a reduction in the revenue generated by permanent placements of technical personnel which have no material associated cost of revenue.

Selling, general and administrative expenses decreased by $251,000 or 10.3% in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. The decline reflects principally the effects of our continued cost reduction program.








Nine Months ended September 30, 2001 and 2000 (continued)


Interest expense during the current nine month period decreased by approximately $247,000 or 59% compared to the nine months ended September 30, 2000. This decrease is primarily attributable to the interest expense and amortization of debt finance costs associated with funds raised and 575,000 warrants issued in January 2000. All but $150,000 of principal on that debt was repaid in 2000 and the below market warrants were fully amortized in 2000.

As a result of the foregoing, we incurred a loss of approximately $780,000, or $.23 per share (basic and diluted) for the nine months ended September 30, 2001, compared to the loss of $1,075,000, or $.37 per share (basic and diluted) for the nine months ended September 30, 2000.


Liquidity and Capital Resources

As of September 30, 2001, we had a working capital deficiency of approximately $466,000, compared to working capital of $102,000 at December 31, 2000. The most significant current asset at September 30, 2001 was our accounts receivables, which were $ 2.6 million. These receivables were offset by payroll and related expenses of $921,000 and $1,741,000 million due to our asset- based lender. The payroll and related taxes and expenses relate primarily to compensation to our contract employees and related taxes, which were paid during the first week of October 2001. During the nine months ended September 30, 2001, operations utilized cash flow of $974,000. Our principal source of cash during the nine month period was our credit facility with our asset-based lender.

We rely on our ability to generate cash flow from operations and financing from our asset-based lender to fund our operations. We do not have any agreements with any other funding sources and our business may be impaired if we do not maintain adequate financing.

On July 3, 2001, we received notice from our former asset-based lender that the lender would be terminating our credit agreement effective on August 31, 2001. On August 30, 2001, the lender agreed to extend the agreement until September 30, 2001 subject to both an extension fee of $200 per day and an increase in the interest rate by 1% per annum. On October 1, 2001, the lender agreed to further extend the agreement to October 31, 2001 subject to an increase in the extension fee to $400 per day, a further increase in the interest rate by an additional 1% per annum and a reduction in the credit facility to $1,750,000 with further reductions in the facility in the amount of $50,000 each week.








Liquidity and Capital Resources (continued)

On October 16, 2001, we entered into a one year asset-based lending agreement with Metro Factors, Inc., which provides us with a maximum availability of $2.5 million. Funds can be advanced in an amount equal to 85% of the total face value of the eligible accounts receivables, with the asset-based lender having the right to reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to prime plus 2.5% and a fee of .7% of the receivables financed. The asset-based lender has a security interest in all of our assets including our accounts receivables, contract rights, personal property, fixtures and inventory.

Our current assets include a note receivable from i-engineering.com, Inc.. The amended agreement with i-engineering.com dated April 2, 2001, provided for i-engineering.com to make two payments to us on July 2 and July 31, 2001 for $40,000 and $10,000 respectively. Neither payment has been received as of yet and we can give no assurance that we will receive payment.

Our current liabilities include a note payable to outside investors in the principal amount of $60,000. We intend to pay the balance of the notes when we receive the proceeds from i- engineering.com, although the note is due regardless of whether we get payment from i- engineering.com.

We expect that we will continue to incur losses, at least through the fourth quarter of 2001 and losses could continue thereafter. Because of our present stock price, it is unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities.

During December, some of our aircraft and aerospace clients close for all or part of the Christmas week. As a result, it is likely that we will not generate sufficient receivables to enable us to borrow sufficient money under our agreement with our asset-based lender to enable us to pay our obligations in the normal course of business, which could seriously impair our ability to attract new clients and continue in business. We are seeking to address our cash requirements both by seeking financing, which if obtained, would result in significant dilution to our present stockholders, and by seeking an acquisition candidate which would likely result in a change of control. In either case, although we have engaged in preliminary discussions, we have not entered into any agreement or formal or informal letter of intent. We cannot give assurance that we will be able to consummate any such transaction, and our failure to obtain additional funds, either through financing or an acquisition, could impair our ability to continue in business.










Forward Looking Statements

The statements in this Form 10-Q may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to, those identified under "Risk Factors" and Management's Discussion and Analysis of Financial Conditions and Results of Operations in this Form 10-Q, as well as those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

Part II  Other Information

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits
             10.1 Agreement dated November 15, 2001 by and between The Finx Group, Inc. and Trans Global Services, Inc.

         (b) Reports on Form 8-K
             The Company filed a current report on Form 8-K with a report date of July 3, 2001, under Item 5 concerning the proposed termination of the Company's asset based lending agreement.





SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)

                                            /s/ Joseph G. Sicinski
                                            -------------------------
Date:  November 19, 2001                       Joseph G. Sicinski
                                                 (President)




                                            /s/ Glen R. Charles
                                            ------------------------
Date:  November 19, 2001                          Glen R. Charles
                                            (Chief Financial Officer)


















Item 6.  Exhibits and Reports on Form 8-K


                               AGREEMENT

AGREEMENT, dated as of the 15th day of November, 2001, by and between The Finx Group, Inc., a Delaware corporation with offices at 21634 Club Vista Terrace, Boca Raton, Florida 33433 ("Finx"), and Trans Global Services, Inc., a Delaware corporation with offices at 1393 Veterans Memorial Highway, Hauppauge, New York 11788 ( "Trans Global").


                          W I T N E S S E T H:
WHEREAS, Trans Global requires capital for its operations, and Finx is willing to make an equity investment in Trans Global; and

WHEREAS, Finx desires to acquire an additional equity interest in Trans Global through the issuance to Trans Global of shares of Finx' common stock, all on and subject to the terms of this Agreement;

WHEREFORE, the parties hereto agree as follows:
1. Purchase of Trans Global Series A Preferred Stock. (a) Finx shall purchase from Trans Global, and Trans Global shall sell to Finx, an aggregate of one million shares (the "Preferred Shares") of Trans Global's Series A Preferred Stock, par value $.01 per share ("Series A Preferred Stock"), for a purchase price of one dollar ($1.00) per share, or an aggregate of one million dollars ($1,000,000). The holders of the Series A Preferred Stock shall be entitled to the rights, preferences and privileges, and subject to the limitations, set forth in the certificate of designation in substantially the form of Exhibit A to this Agreement.

(b) Finx shall purchase the following number of Preferred Shares on the following dates, time being of the essence.
(i) Two hundred  fifty  thousand  (250,000)  Preferred  Shares at a closing (the
"Closing") to be held not later than 1:00 P.M., Eastern Standard Time, on November 16, 2001, for an aggregate consideration of two hundred fifty thousand dollars ($250,000).
(ii) Two hundred fifty thousand (250,000) Preferred Shares not later than 1:00 P.M., Eastern Standard Time, on November 30, 2001, for an aggregate consideration of two hundred fifty thousand dollars ($250,000).
(iii) Five hundred thousand (500,000) Preferred Shares not later than 1:00 P.M., Eastern Standard Time, on December 31, 2001, for an aggregate consideration of five hundred thousand dollars ($500,000).

(c) Payment for the Preferred Shares shall be made by wire transfer by Finx to an account designated by Trans Global not later than the business day prior to the date payment is due pursuant to Section 1(b) of this Agreement.

2. Exchange of Shares. At the Closing, Finx shall deliver to Trans Global an aggregate of two million five hundred thousand (2,500,000) shares (the "Finx Shares") of Finx' common stock, par value $.01 per share ("Finx Common Stock"), in exchange for which Trans Global shall issue to Finx an aggregate of five million (5,000,000) shares (the "Trans Global Shares") of Trans Global's common stock, par value $.01 per share ("TGSI Common Stock").

3. The Closing. The Closing shall be held at the offices of Esanu Katsky Korins & Siger, LLC, 605 Third Avenue, New York, New York 10158 at 1:00 P.M. on
November 16, 2001 or such other place and time as may be agreed upon by the parties.

4. Delivery of Certificates into Escrow. (a) Prior to the Closing, Finx shall deliver or cause to be delivered to Esanu Katsky Korins & Siger, LLP, as Escrow Agent (the "Escrow Agent"), a certificate for the Finx Shares, issued in the name of Trans Global. (b) Prior to the Closing, Trans Global shall deliver to the Escrow Agent: (i) A certificate of the Trans Global Shares, issued in the name of Finx. (ii) Three certificates for the Preferred Shares, each in the name of Finx, of which two shall be for two hundred fifty thousand (250,000) Preferred Shares and one shall be for five hundred thousand (500,000) Preferred Shares.

5.  Deliveries  at Closing.  At the Closing:
(a) Finx shall wire the sum of two
hundred fifty thousand dollars  ($250,000) to Trans Global.
(b) Upon receipt of confirmation from Trans Global that it has received the payment provided for in Section 5(a) of this Agreement, the Escrow Agent shall deliver:
(i) To Finx: (A) The certificate for the Trans Global Shares.
             (B) A  certificate  for two  hundred  fifty  thousand  (250,000)
                 Preferred Shares.
(ii) To Trans Global, the certificate for the Finx Shares.


(c) Trans Global represents and warrants with respect to the Finx Shares, and Finx represents and warrants with respect to the Trans Global Shares and the Preferred Shares, that such shares, and the shares of TGSI Common Stock issuable upon conversion of the Preferred Shares (the "Conversion Shares"), are being acquired for the account of Trans Global or Finx, as the case may be, for investment and not with a view to the sale of distribution thereof, and that such shares may not be sold or otherwise transferred except pursuant to an effective registration statement or pursuant to an exemption to the registration requirements of the Securities Act, and that, with respect to shares being sold pursuant to an exemption to such registration requirements other than pursuant to Rule 144 or Rule 144(k) of the Commission pursuant to the Securities Act, the issuer may require, as a condition to effecting any such transfer, an opinion of counsel as to the availability of an exemption.

6. Representations and Warranties of Finx. Finx represents and warrants to Trans Global as follows:

(a) Finx (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has the power and authority (corporate and other) to own its properties and to carry on its business as now being conducted, (ii) is duly qualified to conduct its business in each other jurisdiction wherein the conduct of its business or the ownership of its properties are such as to require such qualification and the failure to so qualify would have a Material Adverse Effect, as hereinafter defined, and
(iii) has the power to execute and perform its obligations under this Agreement. A "Material Adverse Effect," with respect to either party, shall mean a material adverse effect on the business, operations, assets, operating results, liabilities, property, employee and customer relations or prospects of such party or any of its subsidiaries or would impair the rights of the other party under this Agreement.

(b) The execution, delivery and performance by Finx of this Agreement and the issuance of the Finx Shares have been duly authorized by all requisite corporate action. Neither the execution and delivery of this Agreement nor the performance of its terms, including the issuance and delivery of the Finx Shares will violate (i) any provision of law or any governmental rule or regulation applicable to Finx, or its certificate of incorporation or by-laws and/or other organizational documents, or (ii) any order of any court or other agency of government binding on Finx or any indenture, agreement or other instrument to which Finx is a party, or by which Finx or any of its properties are bound, in either case where the violation would have a Material Adverse Effect, and will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or other instrument, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the property or assets of Finx. This Agreement is the legal, valid and binding obligations of Finx, enforceable in accordance with their terms.

(c) Th Finx Shares have been duly authorized for issuance and, when issued pursuant to this Agreement, will be duly and validly authorized and issued, fully paid and non- assessable and not subject to any preemptive rights or rights of first refusal.

(d) Finx has made available to Trans Global with a copy of (i) Finx' Form 10-K for the year ended December 31, 2000, (ii) Finx' Form 10-Q for the quarter ended September 30, 2000, and (iii) each of Finx' Form 8-K filed with the Commission subsequent to December 31, 2000 (collectively, the "Finx SEC Documents"). Finx has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the twelve months prior to the date of this Agreement. The Finx SEC Documents, as of their respective dates, complied in all material respects with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder, and, to the best of Finx' knowledge, none of the Finx SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Trans Global is aware that Finx sustained a loss for the year ended December 31, 2000 and the nine months ended September 30, 2001, and that losses are continuing.

(e) Finx has an authorized capital stock consisting of 1,000,000 shares of preferred stock, par value $.01 per share, and 50,000,000 shares of common stock, par value $.01 per share.

(f) Except as disclosed in Finx' filings with the Securities and Exchange Commission, there are no actions, suits or proceedings (whether or not purportedly on behalf of Finx or any of its subsidiaries) pending or, to the knowledge of Finx, threatened against or affecting Finx or any of its subsidiaries at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions contemplated by this Agreement which, if adversely determined against Finx or any of its subsidiaries, would have a Material Adverse Effect.

(g) Neither Finx nor any of its subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which in any instance or in the aggregate would have a Material Adverse Effect.

(h) No registration with, or consent or approval of, or other action by, any federal, state or other governmental authority or regulatory body is required in connection with the execution, delivery and performance by Finx of this Agreement.

7. Representations and Warranties of Trans Global. Trans Global represents to Finx as follows:

(a) Trans Global (i) is a corporation duly organized, validly existing and in good standing under the laws of the State of Delaware, and has the power and authority (corporate and other) to own its properties and to carry on its business as now being conducted, (ii) is duly qualified to conduct its business in each other jurisdiction wherein the conduct of its business or the ownership of its properties are such as to require such qualification and the failure to so qualify would have a Material Adverse Effect, as hereinafter defined, and
(iii) has the power to execute and perform its obligations under this Agreement.

(b) The execution, delivery and performance by Trans Global of this Agreement and the issuance of the Preferred Shares and the Trans Global Shares have been duly authorized by all requisite corporate action. Neither the execution and delivery of this Agreement by Trans Global nor the issuance and delivery of the Trans Global Shares or the Preferred Shares will violate (i) any provision of law or any governmental rule or regulation applicable to Trans Global or the certificate of incorporation or by-law of Trans Global, or (ii) any order of any court or other agency of government binding on Trans Global or any indenture, agreement or other instrument to which Trans Global is a party, or by which Trans Global or any of its properties are bound, in either case where the violation would have a Material Adverse Effect, and will not be in conflict with, result in a breach of or constitute (with due notice and/or lapse of time) a default under any such indenture, agreement or other instrument, or result in the creation or imposition of any lien, charge or encumbrance of any nature whatsoever upon any of the property or assets of Trans Global. This Agreement is the legal, valid and binding obligation of Trans Global and enforceable in accordance with its terms.

(c) The Trans Global Shares and the Preferred Shares have been duly authorized for issuance and, when issued pursuant to this Agreement, will be duly and validly authorized and issued, fully paid and non-assessable and not subject to any preemptive rights or rights of first refusal. The Conversion Shares, when issued upon conversion of the Preferred Shares, will be duly and validly authorized and issued, fully paid and non-assessable and not subject to any preemptive rights or rights of first refusal.

(d) Trans Global has made available to Finx with a copy of (i) Trans Global's Form 10-K for the year ended December 31, 2000, (ii) Trans Global's Form 10-Q for the quarter ended June 30, 2000, (iii) preliminary financial statements for the three and nine months ended and (iv) each of Trans Global's Form 8-K filed with the Commission subsequent to December 31, 2000 (collectively, the "Trans Global SEC Documents"). Trans Global has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the twelve months prior to the date of this Agreement. The Trans Global SEC Documents, as of their respective dates, complied in all material respects with the requirements of the Securities Exchange Act of 1934, as amended, and the rules and regulations of the Commission thereunder, and, to the best of Trans Global's knowledge, none of the Trans Global SEC Documents contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Finx is aware that Trans Global sustained a loss for the year ended December 31, 2000 and the nine months ended September 30, 2001, that losses are continuing, and that Trans Global requires the proceeds from the sale of the Preferred Shares on the Closing Date in order to meet its current obligations, including payroll obligations.

(e) Trans Global has an authorized capital stock consisting of 5,000,000 shares of preferred stock, par value $.01 per share, and 25,000,000 shares of common stock, par value $.01 per share.

(f) Except as disclosed in Trans Global's filings with the Securities and Exchange Commission, there are no actions, suits or proceedings (whether or not purportedly on behalf of Finx or any of its subsidiaries) pending or, to the knowledge of Trans Global, threatened against or affecting Trans Global or any of its subsidiaries at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions contemplated by this Agreement or which, if adversely determined against Trans Global or any of its subsidiaries, would have a Material Adverse Effect.

(g) Neither Trans Global nor any of its subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which in any instance or in the aggregate would have a Material Adverse Effect. (h) No registration with, or consent or approval of, or other action by, any federal, state or other governmental authority or regulatory body is required in connection with the execution, delivery and performance by Trans Global of this Agreement.

8. Conditions to Closing.

(a) The obligation of Finx to purchase the Preferred Shares and to issue the Finx Shares is subject to the following conditions precedent:
(i) The representations and warranties of Trans Global set forth in Sections 5(c) and 7 of this Agreement shall be true and correct in all material respects as of the Closing Date, as evidenced by an officer's certificate to such effect.
(ii) All of the directors of Trans Global, other than Joseph G. Sicinski and Glen R. Charles, shall have resigned as directors effective not later than the Closing.
(iii) Joseph G. Sicinski shall have resigned as chief executive officer of Trans Global, effective as of the Closing, while retaining the title of president.
(iv) Effective upon completion of the Closing, the board of directors of Trans Global shall consist of not less than five individuals, of which at least a majority shall have been designated by Finx.
(v) Effective upon completion of the Closing, Lewis S. Schiller shall have been elected as chief executive officer of Trans Global.

(b) The obligation of Trans Global to issue the Preferred Shares and the Trans Global Shares is subject to the following conditions precedent:
(i) Trans Global shall have received two hundred fifty thousand dollars ($250,000) pursuant to Section 5(a) of this Agreement.
(ii) The representations and warranties of Finx set forth in Sections 5(c) and 6 of this Agreement shall be true and correct in all material respects as of the Closing Date, as evidenced by an officer's certificate to such effect

(c) The stock certificates to be delivered at the Closing may be delivered by overnight courier service to the parties by the Escrow Agent on or within two
(2) business days after the Closing.

9. Subsequent Closings. The sale of the Preferred Shares pursuant to Sections 1(b)(ii) and (iii) shall be completed by delivery of the Preferred Shares against payment of the purchase price by wire transfer, at the office of Trans Global not later than the date set forth in such Sections. Upon receipt of payment, Trans Global shall instruct the Escrow Agent to deliver the Preferred Shares to Finx.

10. Registration Rights. Trans Global and Finx Shares and Finx shall be entitled to the registration rights set forth in registration rights provisions, which are set forth in Exhibit B to this Agreement and are an integral part of this Agreement.

11. Miscellaneous.
(a) Any notice, request, demand, statement, authorization, approval or consent made hereunder shall be in writing and signed by the party giving such notice, and delivered personally or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, or by facsimile transmission or similar means of communication if receipt is confirmed or if transmission of such notice is confirmed by mail or overnight courier service as provided in this Section 11(a). Notices shall be deemed to have been received on the date of receipt or the date delivery is refused. Notices shall be sent to the parties at the addresses set forth in the beginning of this Agreement, to the attention of the person signing this Agreement. Notice by facsimile transmission shall be sent to Trans Global at
(631) 724-0039, and to Finx at (561) 447-9896. Either party may, by like notice, change the address, person or fax number to which notice shall be sent.

(b) This Agreement shall be binding upon the parties hereto and their respective successors and assigns.

(c) This Agreement shall be construed in accordance with and governed by the laws of the State of New York applicable to agreements executed and to be performed wholly within such State, without regard to principles of conflicts of laws. Each party hereby (i) irrevocably consents and agrees that any legal or equitable action or proceeding arising under or in connection with this Agreement may be brought in any federal or state court situated in New York or Suffolk County, New York, (ii) irrevocably submits to and accepts, with respect to its properties and assets, generally and unconditionally, the in personam jurisdiction of the aforesaid courts and waives the defense of an inconvenient forum to the maintenance of such action or proceeding, and (iii) agrees that service in any such action may be made either (A) by mailing or delivering a copy of such process to such party in the manner set forth in Section 11(a) of this Agreement, other than by facsimile transmission, or (B) by any other manner permitted by law.

(d) Neither any failure nor any delay on the part of either party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise of any other right, power or privilege.

(e) No modification, amendment or waiver of any provision of this Agreement or the Note, shall in any event be effective unless the same shall be in writing and signed by both parties, in the case of a modification or amendment, or by the party granting the waiver, in the case of a waiver, expressly refers to this Agreement and states that it is a modification, amendment or waiver, as the case may be. Any waiver or consent shall be effective only in the specific instance and for the purpose for which given.

(f) In case any one or more of the provisions contained in this Agreement should be invalid, illegal or unenforceable in any respect, the validity, legality and enforceability of the remaining provisions contained herein and therein shall not in any way be affected or impaired thereby.

(g) This Agreement may be executed in two or more counterparts, each of which shall constitute an original, but all of which, when taken together, shall constitute but one instrument.

(h) Section headings used herein are for convenience of reference only and are not to affect the construction of or be taken into consideration in interpreting this Agreement. (i) All references to any gender shall be deemed to include the masculine, feminine or neuter gender, the singular shall include the plural, and the plural shall include the singular.

IN WITNESS WHEREOF, the parties have executed this Agreement or has caused this Agreement to be duly executed by its duly authorized officer, all as of the day and year first above written.

                              THE FINX GROUP, INC.


                              By:_____________________________
                                    Lewis S. Schiller, President and CEO

                              TRANS GLOBAL SERVICES, INC.


                              By:_____________________________
                                    Joseph G. Sicinski, President and CEO





























Exhibit A

CERTIFICATE OF DESIGNATION OF

TRANS GLOBAL SERIVCES, INC.

Series A Convertible Preferred Stock

Pursuant to Section 151(g) of the Delaware General Corporation Law, Trans Global Services, Inc., a Delaware corporation (the "Corporation"), does hereby certify as follows:
     1. The following resolution was duly adopted by the Board of Directors of the Corporation on November 8, 2001:
     RESOLVED, that pursuant to Article 4 of the Restated Certificate of Incorporation of this Corporation, there be created a series of the Preferred Stock, par value $.01 per share ("Preferred Stock"), of this Corporation consisting of one million (1,000,000) shares, to be designated as the Series A Convertible Preferred Stock ("Series A Preferred Stock"), and that the holders of shares the Series A Preferred Stock shall have the rights, preferences and privileges set forth in Statement of Designations set forth in Exhibit A to these Minutes; and it was further RESOLVED, that the officers of this Corporation be, and they hereby are, authorized and empowered to execute and file with the Secretary of State of the State of Delaware, a certificate of designation setting forth the rights, preferences and privileges of the holders of the Series A Preferred Stock.

     2. Set forth as Exhibit A to this Certificate of Designation is a true and correct copy of the rights, preferences and privileges of the holders of the Series A Preferred Stock.


IN WITNESS WHEREOF, Trans Global Services, Inc. has caused this certificate to be signed by the president this 16th day of November, 2001.

                                   By:
                                         Joseph G. Sicinski, President







Exhibit A
Statement of Designations
The designation of, the number of shares constituting, and the rights, preferences, privileges and restrictions relating to, the Series A Convertible Preferred Stock are as follows:

1. Designation and Number of Shares. The designation of this series of one million (1,000,000) shares of preferred stock, par value $.01 per share ("Preferred Stock"), created by the Board of Directors of the Corporation pursuant to the authority granted to it by the certificate of incorporation of the Corporation is "Series A Convertible Preferred Stock," which is hereinafter referred to as the "Series A Preferred Stock." In the event of the conversion of shares of Series A Preferred Stock into this Corporation's common stock, par value $.01 per share ("Common Stock"), pursuant to Paragraph 4 of this Statement of Designations, or in the event that the Corporation shall acquire and cancel any shares of Series A Preferred Stock, the shares of Series A Preferred Stock so converted or otherwise acquired and canceled shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors, and the number of authorized shares of Series A Preferred Stock shall be reduced by the number of shares so converted or otherwise acquired and canceled. In addition, if the Corporation does not issue the maximum number of shares of Series A Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series A Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series A Preferred Stock then issued or reserved for issuance. The number of shares by which the Series A Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such stock is once more designated as part of a particular series by the Corporation's Board of Directors. The Board of Directors shall cause to be filed with the Secretary of State of the State of Delaware such certificate as shall be necessary to reflect any reduction in the number of shares constituting the Series A Preferred Stock.

2. Dividend Rights. The holders of the Series A Preferred Stock shall be entitled to receive, out of funds of this Corporation legally available therefor, a dividend per share of Series A Preferred Stock equal to the dividend per share payable to the holders of Common Stock, multiplied by the number of shares of Common Stock, computed to the nearest one-thousandth of a share, into which the Series A Preferred Stock is convertible pursuant to the provisions of Paragraph 4 of this Statement of Designations at the record date for the determination of stockholders entitled to such dividends, or, if no such record date is established, at the date such dividend is declared. The Corporation shall not declare any dividends on the Common Stock unless dividends are declared with respect to the Series A Preferred Stock, as provided in this Paragraph 2.

3. Voting Rights.
     (a) Except as otherwise provided by law or this Statement of Designations, the holder of each share of Series A Preferred Stock shall be entitled to vote on all matters and shall be entitled to the number of votes per share of Series A Preferred Stock equal to the number of votes that a holder of the shares of Common Stock into which Series A Preferred Stock is convertible is entitled to, at the record date for the determination of the stockholders entitled to vote on all matters, or, if no such record date is established, at the date such vote is taken or any written consent of stockholders is solicited.

     (b) The consent of the holders of a majority of the outstanding shares of Series A Preferred Stock shall be required for any amendment to this Statement of Designations.

     (c) The separate vote of the holders of the Series A Preferred Stock shall not be required to increase or decrease the number of authorized shares of Preferred Stock.

     (d) If the holders of the Series A Preferred Stock shall be entitled to vote as a class, each share of Series A Preferred Stock shall be entitled to one vote, and the consent of the holders of the Series A Preferred Stock may be given at a meeting of the holders of the Series A Preferred Stock or by a written consent of the holders of a majority of the outstanding shares of Series A Preferred Stock.

     (e) The Corporation may create other series of Preferred Stock or capital stock which may be senior to, junior to or on a parity with the Series A Preferred Stock as to dividends or on voluntary or involuntary dissolution, liquidation or winding up without the consent of the holders of the Series A Preferred Stock.

4. Conversion into Common Stock.
     (a) Each holder of the Series A Preferred Stock will have the right, at any time and from time to time, to convert any shares of Series A Preferred Stock into shares of Common Stock at the Conversion Rate, as hereinafter defined. The "Conversion Rate" shall mean the number of shares of Common Stock issuable upon conversion of one (1) share of Series A Preferred Stock. The Conversion Rate shall be three (3), subject to adjustment as provided in Paragraph 4(c) of this Statement of Designations.

     (b) Conversion of the Series A Preferred Stock shall be effected by surrender of the certificate representing the shares of Series A Preferred Stock being converted to the transfer agent for the Series A Preferred Stock, or, if none shall have been appointed, to the Corporation, together with the form of notice of election to convert as may be provided from time to time by the Corporation. Shares of Series A Preferred Stock shall be deemed to have been converted immediately prior to the close of business on the day of the surrender for conversion of the certificate therefor, together with the form of notice of election provided by the Corporation duly signed by the holder thereof, and the person or persons entitled to receive shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder of such shares of Common Stock as of such time. As promptly as practicable on or after the conversion date, the Corporation or its transfer agent shall issue and shall deliver a certificate or certificates for the number of shares of Common Stock issuable upon such conversion to the person or persons entitled to receive the same.

(c) The Conversion Rate shall be subject to adjustment as follows:
     (i) In case the Corporation shall, after the date the Certificate of Designation of which this Statement of Designations is a part (A) pay a dividend or make a distribution on its shares of Common Stock in shares of Common Stock,
(B) subdivide, split or reclassify its outstanding Common Stock into a greater number of shares, (C) effect a reverse split or otherwise combine or reclassify its outstanding Common Stock into a smaller number of shares, or (D) issue any shares by reclassification of its shares of Common Stock, the Conversion Rate in effect at the time of the record date for such dividend or distribution or of the effective date of such subdivision, combination or reclassification shall be proportionately adjusted to reflect, in accordance with generally accepted accounting principles, such dividend, subdivision, combination or reclassification. Such adjustment shall be made successively whenever any event listed in this Paragraph 4(c)(i) shall occur.

     (ii) The Corporation may retain a firm of independent public accountants of recognized standing selected by the Board of Directors (who may be the regular accountants employed by the Corporation) to make any computation required by Paragraph 4(c)(i) of this Statement of Designations, and a certificate signed by such firm shall be conclusive evidence of the correctness of such adjustment.

     (iii) In the event that at any time, as a result of an adjustment made pursuant to Paragraph 4(c)(i) of this Statement of Designations, the holder of shares of Series A Preferred Stock thereafter shall become entitled to receive any shares of the Corporation, other than Common Stock, thereafter the number of such other shares so receivable upon conversion of shares of Series A Preferred Stock shall be subject to adjustment from time to time in a manner and on terms as nearly equivalent as practicable to the provisions with respect to the Common Stock contained in this Paragraph 4.

     (iv) In addition to the adjustments provided for in Paragraph 4(c)(i) of this Statement of Designations, the Corporation may modify the Conversion Rate in a manner which will increase the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock if the Corporation believes that such adjustment is necessary or desirable in order to avoid adverse Federal income tax consequences to the holders of the Common Stock.

     (v) Whenever any adjustment is required by the provisions of Paragraph 4(c)(i) of this Statement of Designations, the Corporation shall forthwith file in the custody of its Secretary or an Assistant Secretary at its principal office and with its stock transfer agent, if any, an officer's certificate showing the adjustment and the adjusted Conversion Rate, setting forth in reasonable detail the facts requiring such adjustment. Each such officer's certificate shall be made available at all reasonable times for inspection by any holder of shares of Series A Preferred Stock, and the Corporation shall, forthwith after each such adjustment, mail a copy of such certificate by first class mail to the holder of Series A Preferred Stock at such holders' addresses set forth in the Corporation's books and records.

(d) In case:
     (i) the Corporation shall pay any dividend or make any distribution upon Common Stock (other than a regular cash dividend payable out of retained earnings or cash surplus); or

     (ii) the Corporation shall offer to the holders of Common Stock for subscription or purchase by them any shares of any class or any other rights, or

     (iii) any reclassification of the capital stock of the Corporation, consolidation or merger of the Corporation with or into another corporation, sale, lease or transfer of all or substantially all of the property and assets of the Corporation to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Corporation shall be effected; then in any such case, the Corporation shall cause to be mailed by first class mail to the record holders of Series A Preferred Stock at least ten (10) days prior to the date specified in (A) and (B) below, as the case may be, a notice containing a brief description of the proposed action and stating the date on which (A) a record is to be taken for the purpose of such dividend, distribution or rights, or (B) such reclassification, consolidation, merger, conveyance, lease, dissolution, liquidation or winding up is to take place and the date, if any is to be fixed, as of which the holders of Common Stock or other securities shall receive cash or other property deliverable upon such reclassification, reorganization, consolidation, merger, conveyance, dissolution, liquidation or winding up.

(e) In case of any consolidation or merger of the Corporation into another corporation (other than a merger in which merger the Corporation is the continuing corporation and which does not result in any reclassification, capital reorganization or other change of outstanding shares of Common Stock or the class issuable upon conversion of Series A Preferred Stock), each share of Series A Preferred Stock shall, immediately prior to the effective time of such merger or consolidation, automatically be converted into the number of shares of Common Stock as are issuable upon such conversion based on the Conversion Rate in effect at the time of such conversion.

(f) No fractional shares or script representing fractional shares shall be issued upon the conversion of shares of Series A Preferred Stock. If, upon conversion of any shares of Series A Preferred Stock, any holder would, except for the provisions of this Paragraph 4(f), be entitled to receive a fractional share of Common Stock, then the number of shares of Common Stock issuable upon such conversion shall be rounded up to the next higher whole number of shares.

(g) The Corporation shall at all times reserve and keep available, free from preemptive rights, out of its authorized but unissued Common Stock the full number of shares of Common Stock then issuable upon the conversion of all shares of Series A Preferred Stock then outstanding.

(h) The Common Stock issuable upon conversion of the Series A Preferred Stock shall, when so issued, be duly and validly authorized and issued, fully paid and non-assessable.

5. No Right of Redemption. The Corporation shall have no right to redeem the Series A Preferred Stock.

6. Liquidation Rights.
     (a) In the event of the Liquidation of the Corporation, as hereinafter defined, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation, after payment of any preferences which are payable to the holders of any class or series of capital stock which is senior to the Preferred Stock upon liquidation, dissolution or winding up, an amount per share equal to one cent ($.01) per share, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series A Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series A Preferred Stock as to such payment or distribution. After payment of the preference set forth in this Paragraph 6(a), the holders of the Series A Preferred Stock shall have participate with the holders of the Common Stock as if the Series A Preferred Stock and the Common Stock were a single class of capital stock with each share of Series A Preferred Stock being deemed to be the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock on the date of the Liquidation.
     (b) The term "Liquidation" shall mean any liquidation, dissolution or winding-up of the Corporation or sale, conveyance, exchange or transfer (for cash, shares of stock, securities or other consideration) of all or substantially all of the property and assets of the Corporation, except that a Liquidation shall not include any sale, conveyance, exchange or transfer if approved by the holders of a majority of the outstanding shares of Series A Preferred Stock.
     (c) In the event the assets of the Corporation available for distribution to the holders of shares of Series A Preferred Stock upon dissolution, liquidation or winding up of the Corporation, whether voluntary or involuntary, shall be insufficient to pay in full all amounts to which such holders are entitled pursuant to Paragraph 6(a) of this Statement of Designations, no such distribution shall be made on account of any shares of any other class or series of capital stock of the Corporation ranking on a parity with the shares of Series A Preferred Stock upon such dissolution, liquidation or winding up unless proportionate distributive amounts shall be paid on account of the shares of Series A Preferred Stock and such other parity shares, ratably, in proportion to the full distributable amounts for which holders of all such parity shares are respectively entitled upon such dissolution, liquidation or winding up.

7. Notice. The Corporation shall treat the registered holder of any shares of Series A Preferred Stock as the absolute owner thereof (notwithstanding any notations of ownership or writing thereon made by anyone other than a duly authorized officer of the Corporation or its transfer agent, if any) for all purposes and shall not be affected by any notice to the contrary, and the Corporation shall not incur any liability as a result of its compliance with the provisions of this Paragraph 7. Notice to a holder of Series A Preferred Stock shall be sent by first class mail, postage prepaid, to the addresses of the registered holders set forth on the Corporation's stock record.

8. Rank of Series. For purposes of this Statement of Designations, any stock of any series or class of the Corporation shall be deemed to rank:
     (a) prior to the shares of Series A Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, if the holders of such class or classes shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of Series A Preferred Stock;
     (b) on a parity with shares of Series A Preferred Stock, as to dividends or upon liquidation, dissolution or winding up, as the case may be, whether or not the dividend rates, dividend payment dates or redemption or liquidation prices per share or sinking fund provisions, if any, be different from those of Series A Preferred Stock, if the holders of such stock shall be entitled to the receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in proportion to their respective dividend rates or liquidation prices, without preference or priority, one over the other, as between the holders of such stock and the holders of shares of Series A Preferred Stock;
     (c) junior to shares of Series A Preferred Stock as to dividends or upon liquidation, dissolution or winding up, as the case may be, if such class shall be Common Stock or if the holders of shares of Series A Preferred Stock shall be entitled to receipt of dividends or of amounts distributable upon dissolution, liquidation or winding up of the Corporation, as the case may be, in preference or priority to the holders of shares of such class or classes. 9. Transfer Agent and Registrar. The Corporation may appoint a transfer agent and registrar for the issuance, transfer and conversion of the Series A Preferred Stock and for the payment of dividends to the holders of the Series A Preferred Stock.









Exhibit B
REGISTRATION RIGHTS PROVISIONS

These registration rights provisions constitute an integral part of the Agreement dated November 15, 2001, between Trans Global and Finx, to which these Registration Rights Provisions are an exhibit.

1. Definitions. Unless otherwise defined herein, capitalized terms used herein shall have the following meanings:
     "Affiliate" of a Person means any Person that controls, is under common control with, or is controlled by, such Person. For purposes of this definition, "control" means the ability of one Person to direct the management and policies of another Person.
     "Agreement" shall mean the agreement dated November 15, 2001, between Trans Global and Finx. All terms defined in the Agreement and used in these Registration Rights Provisions shall have the same meaning in these Registration Rights Provisions as in the Agreement.
     "Applicable Securities" shall mean the Finx Common Stock or TGSI Common Stock, as the case may be.
     "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to be closed.
     "Commission" means the U.S. Securities and Exchange Commission.
     "Exchange" means the principal stock exchange or market on which the Applicable Securities are traded.
     "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, or any similar or successor statute.
     "Excusable Reason" means the occurrence of negotiations with respect to material agreements prior to the announcement of the execution of the agreement or the termination of the negotiations and other similar material corporate events to which the Issuer is a party or expects to be a party if, in the reasonable judgment of the Issuer, disclosure of the negotiations or other event would be adverse to the best interests of the Issuer provided that the Issuer is continuing to treat such negotiations as confidential and provided further that the period during which the Issuer is precluded from filing the registration statement (or suspended the use of an effective registration statement) as a result thereof has not exceeded ninety (90) days and provided further that the Issuer shall not be permitted to avoid filing a registration statement (or to suspend the use of an effective registration statement) for an Excusable Reason more than once in any one-year period.

     "Expenses" means all expenses incident to the Issuer's performance of or compliance with its obligations under these Registration Rights Provisions, including, without limitation, all registration, filing, listing, stock exchange and NASD fees, all fees and expenses of complying with state securities or blue sky laws (including fees, disbursements and other charges of counsel for the underwriters only in connection with blue sky filings), all word processing, duplicating and printing expenses, messenger and delivery expenses, the fees, disbursements and other charges of counsel for the Issuer and of its independent public accountants, including the expenses incurred in connection with "cold comfort" letters required by or incident to such performance and compliance, any fees and disbursements of underwriters customarily paid by issuers of securities, but excluding from the definition of Expenses underwriting discounts and commissions and applicable transfer taxes, if any, or legal and other expenses incurred by any sellers, which discounts, commissions, transfer taxes and legal and other expenses shall be borne by the seller or sellers of Registrable Common Stock in all cases.
     "Holder" shall mean Trans Global, with respect to the Applicable Securities issued by Finx, and Finx, with respect to the Applicable Securities issued by Trans Global, and, in either case, any Transferee who has rights pursuant to this Agreement pursuant to Section 13 of these Registration Rights Provisions.
     "Issuer" means whichever of Trans Global or Finx is the issuer with respect to the Registrable Common Stock being registered.
     "NASD" means the National Association of Securities Dealers, Inc. and NASD Regulation, Inc.
     "Nasdaq" means the Nasdaq Stock Market and includes The Nasdaq National Market and The Nasdaq SmallCap Market.
     "Person" means any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint stock company, trust, unincorporated organization, governmental or regulatory body or subdivision thereof or other entity.
     "Public Offering" means a public offering and sale of Applicable Securities pursuant to an effective registration statement under the Securities Act.
     "Registrable Common Stock" means any shares Finx Common Stock issued pursuant to the Agreement or any shares of TGSI Common Stock which are either issued pursuant to the Agreement or are Conversion Shares, as the case may be (including any of such shares which any Holder proposes to transfer in a private transaction to a Person who would sell the shares pursuant to a registration statement) but, only for so long as registration pursuant to the Securities Act is required for public sale without regard to volume limitations pursuant to Rule 144(k) or any subsequent similar provision, and as adjusted to reflect any merger, consolidation, recapitalization, reclassification, split-up, stock dividend, rights offering or reverse stock split made, declared or effected with respect to the Applicable Securities.
     "Requesting Holders" has the meaning set forth in Section 3 of these Registration Rights Provisions.
     "Securities Act" means the Securities Act of 1933, as amended, and the rules and regulations thereunder, or any similar or successor statute.
     "Selling Holders" means the Holders of Registrable Common Stock requested to be registered pursuant to Section 2(a) of these Registration Rights Provisions.
     "Shelf Registration" means a shelf registration statement pursuant to Rule 415 promulgated under the Securities Act.
     "Transfer" means any transfer, sale, assignment, pledge, hypothecation or other disposition of any interest. "Transferor" and "Transferee" have correlative meanings. 2. Securities Act Registration on Request.
(a) At any time after the Closing, any Holder or Holders holding at least twenty five percent (25%) of the applicable Registrable Common Stock may make a written request (the "Initiating Request") to the Issuer for the registration with the Commission under the Securities Act of all or part of such Initiating Holders' Registrable Common Stock. Upon the receipt of any Initiating Request for registration pursuant to this section, the Issuer promptly shall notify in writing all other Holders of the Applicable Securities of the receipt of such request and will use its commercially reasonable efforts to effect, at the earliest possible date, such registration under the Securities Act, including a Shelf Registration (if then eligible), of
     (i) the Registrable Common Stock which the Issuer has been so requested to register by such Initiating Holder, and
     (ii) all other Registrable Common Stock which the Issuer has been requested to register by any other Holders by written request given to the Issuer within 30 days after the giving of written notice by the Issuer to such other Holders of the Initiating Request, all to the extent necessary to permit the disposition (in accordance with Section 2(b) of these Registration Rights Provisions) of the Registrable Common Stock so to be registered; provided, that any Holder whose Registrable Common Stock was to be included in any such registration, by written notice to the Issuer, may withdraw such request, and the Issuer shall not be required to effect any registration to be effected pursuant to this Section 2(a) unless at least 10% of the shares of Registrable Common Stock outstanding at the time of such request is to be included in such registration.

(b) Registration under Section 2(a) of these Registration Rights Provisions shall be on such appropriate registration form prescribed by the Commission under the Securities Act as shall be selected by the Issuer and as shall permit the disposition of the Registrable Common Stock pursuant to the method of disposition determined by the Selling Holders; provided, however, that if the Issuer is eligible to use a registration statement on Form S-3 (or any subsequent similar form), the Issuer shall use such form.

(c) A registration requested pursuant to Section 2(a) of these Registration Rights Provisions shall not be deemed to have been effected:
     (i) unless a registration statement with respect thereto has been declared effective by the Commission and remains effective in compliance with the provisions of the Securities Act and the laws of any state or other jurisdiction applicable to the disposition of all Registrable Common Stock covered by such registration statement until such time as all of such Registrable Common Stock have been disposed of in accordance with such registration statement,
     (ii) if, after it has become effective, such registration is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental or regulatory agency or court for any reason other than a violation of applicable law solely by the Selling Holders and has not thereafter become effective, or
     (iii) if, in the case of an underwritten offering, the conditions to closing specified in an underwriting agreement to which the Issuer is a party are not satisfied other than by reason of any breach or failure by the Selling Holders, or are not otherwise waived.

(d) The Holders of Registrable Common Stock to be included in a registration statement may, at any time on written notice to the Issuer, terminate a request for registration made pursuant to this Section 2.

(e) The Issuer shall use its best efforts to keep any Shelf Registration effective until one (1) year from the effective date of the registration statement or such earlier date as all of the Registrable Securities shall have been sold.

(f) No registration effected under this Section 2 shall relieve the Issuer of its obligation to permit the registration of Registrable Common Stock under
Section 3 of these Registration Rights Provisions.

(g) As a condition to the inclusion of a Holder's Registrable Common Stock in a registration statement pursuant to Sections 2(a) and 3 of these Registration Rights Provisions, each Holder shall:
     (i) furnish the information and indemnification as set forth in these Registration Rights Provisions and update such information immediately upon the occurrence of any events or condition which make the information concerning the Holder inaccurate in any material respect;
     (ii) not sell any Registrable Common Stock pursuant to the registration statement except in the manner set forth in the Registration Statement;
     (iii) comply with the prospectus delivery requirements and the provisions of Regulation M of the Commission pursuant to the Securities Act;
     (iv) not sell or otherwise transfer or distribute any Registrable Common Stock shares if the Holder possesses any material nonpublic information concerning the Issuer; and
     (v) not sell or otherwise transfer any Registrable Common Stock pursuant to a registration statement upon receipt of advice from the Issuer that the registration statement is no longer current until the Holder is advised that the shares may be sold pursuant to the registration statement.

3. Piggyback Registration.

(a) If at any time after the Closing, the Issuer proposes to register any of its securities under the Securities Act by registration on any forms other than Form S-4 or S-8 (or any successor or similar form(s)), whether or not pursuant to registration rights granted to other holders of its securities and whether or not for sale for its own account, it shall give prompt written notice to all of the Holders of its intention to do so and of such Holders' rights (if any) under this Section 3, which notice, in any event, shall be given at least fifteen (15) days prior to such proposed registration. Upon the written request of any Holder receiving notice of such proposed registration that is a Holder of Registrable Common Stock (a "Requesting Holder") made within ten (10) days after the receipt of any such notice, the Issuer shall, subject to Section 6(b) of these Registration Rights Provisions, effect the registration under the Securities Act of all Registrable Common Stock which the Issuer has been so requested to register by the Requesting Holders thereof.
(b) If at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Issuer shall determine for any reason not to register or to delay registration of such securities, the Issuer may, at its election, give written notice of such determination to each Requesting Holder and (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable Common Stock in connection with such registration (but not from any obligation of the Issuer to pay the Expenses in connection therewith), without prejudice, however, to the rights of any Holder to include Registrable Common Stock in any future registration (or registrations) pursuant to this Section 3 or to cause such registration to be effected as a registration under Section 2(a) of these Registration Rights Provisions, as the case may be, and
     (ii) in the case of a determination to delay registering, shall be permitted to delay registering any Registrable Common Stock, for the same period as the delay in registering such other securities.

(c) If such  registration  involves an underwritten  offering,  the provision of
Section 6 of these Registration Rights Provisions shall apply.

(d) No registration effected under this Section 3 shall relieve the Issuer of its obligation to effect any registration upon request under Section 2(a) of these Registration Rights Provisions.

4. Expenses. The Issuer shall pay all Expenses in connection with any registration initiated pursuant to Section 2(a) or 3 of these Registration Rights Provisions, whether or not such registration shall become effective and whether or not all or any portion of the Registrable Common Stock originally requested to be included in such registration is ultimately included in such registration.

5. Registration Procedures.
(a) If and whenever the Issuer is required to effect any registration under the Securities Act as provided in Sections 2(a) and 3 of these Registration Rights Provisions, the Issuer shall, as expeditiously as possible:
     (i) subject to Section 5(b) of these Registration Rights Provisions, prepare and file with the Commission (promptly and, in the case of any registration pursuant to Section 2(a), in any event within forty five (45) days unless the Initiating Request is made subsequent to December 15th of any year, in which event the registration statement shall be filed within fifteen (15) days after the date a Form 10-K is required to be filed) the requisite registration statement to effect such registration and thereafter use its best efforts to cause such registration statement to become effective; provided, however, that the Issuer may discontinue any registration of its securities that are not shares of Registrable Common Stock (and, under the circumstances specified in Section 3 of these Registration Rights Provisions, its securities that are shares of Registrable Common Stock) at any time prior to the effective date of the registration statement relating thereto;
     (ii) notify each seller of Registrable Common Stock and other securities covered by such registration statement at any time after an Initiating Request when an Excusable Reason shall have occurred.
     (iii) notify each seller of Registrable Common Stock and other securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and subject to Section 5(a)(iv) of these Registration Rights Provisions and except during the time the Issuer may delay a registration for an Excusable Reason, prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act and the Exchange Act with respect to the disposition of all Registrable Common Stock covered by such registration statement until such time as all of such Registrable Common Stock has been disposed of in accordance with the method of disposition set forth in such registration statement;
     (iv) if requested by the holders of a majority of the Registrable Common Stock included or to be included in the registration statement being filed pursuant to Section 2(a) or 3 of these Registration Rights Provisions, before filing any registration statement or prospectus or any amendments or supplements thereto, furnish to and afford the Holders of the Registrable Common Stock, one firm of counsel for the Holders designated by the Holders of a majority of the Registrable Common Stock included or to be included in the registration statement, (the "Holders Counsel") a reasonable opportunity to review copies of all such documents (including copies of any documents to be incorporated by reference therein and all exhibits thereto) proposed to be filed (at least ten
(10) Business Days prior to such filing). The Issuer shall not file any registration statement or prospectus or any amendments or supplements thereto in respect of which the Holders must be afforded an opportunity to review prior to the filing of such document, if the Holders of a majority of the shares of Registrable Common Stock covered by such registration statement, the Holders Counsel, or the managing underwriters, if any, shall reasonably object. Any registration statement, when declared effective by the Commission or when subsequently amended (by an amendment which is declared effective by the Commission) or any prospectus in the form included in the registration statement as declared effective by the Commission or when subsequently supplemented will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;
     (v) use its commercially reasonable efforts to obtain the prompt withdrawal of any order suspending the effectiveness of a registration statement, and in any event shall, within thirty (30) days of such cessation of effectiveness, use its commercially reasonable efforts to amend the registration statement in a manner reasonably expected to obtain the withdrawal of the order suspending the effectiveness thereof, or file an additional registration statement pursuant to Rule 415 covering all of the Registrable Common Stock and use its best efforts to cause the subsequent Shelf Registration to be declared effective as soon as practicable after such filing and to remain effective;
     (vi) furnish to each seller of Registrable Common Stock covered by such registration statement such number of copies of such drafts and final conformed versions of such registration statement and of each such amendment and supplement thereto (in each case including all exhibits and any documents incorporated by reference), such number of copies of such drafts and final versions of the prospectus contained in such registration statement (including each preliminary prospectus and any summary prospectus) and any other prospectus filed under Rule 424 under the Securities Act, in conformity with the requirements of the Securities Act, and such other documents, as such seller may reasonably request in writing;
     (vii) use its best efforts (A) to register or qualify all Registrable Common Stock under such other securities or blue sky laws of such states or other jurisdictions of the United States of America as the sellers of Registrable Common Stock covered by such registration statement shall reasonably request in writing, (B) to keep such registration or qualification in effect for so long as such registration statement remains in effect, (C) to prevent the issuance of any order suspending the effectiveness of a registration statement or of any order preventing or suspending the use of a prospectus or suspending the qualification (or exemption from qualification) of any of the Registrable Common Stock for sale in any jurisdiction, and, if any such order is issued, to use its best efforts to obtain the withdrawal of any such order at the earliest possible moment, and (D) to take any other action that may be reasonably necessary or advisable to enable such sellers to consummate the disposition in such jurisdictions of the securities to be sold by such sellers, except that the Issuer shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this Section 5(a)(vii) be obligated to be so qualified, to subject itself to taxation in such jurisdiction or to consent to general service of process in any such jurisdiction;
     (viii) otherwise comply with all applicable rules and regulations of the Commission and any other governmental agency or authority having jurisdiction over the offering, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule 158 promulgated thereunder, and furnish to each seller of Registrable Common Stock at least ten days prior to the filing thereof a copy of any amendment or supplement to such registration statement or prospectus; and
(ix) cause all such Registrable Common Stock covered by such registration statement to be listed on the Exchange, if any.

(b) The Issuer may require each seller of Registrable Common Stock as to which any registration is being effected to furnish the Issuer such information regarding such seller and the distribution of the securities covered by such registration statement as the Issuer may from time to time reasonably request in writing and as is required by applicable laws and regulations.

(c) Each Holder agrees that as of the date that a final prospectus is made available to it for distribution to prospective purchasers of Registrable Common Stock it shall cease to distribute copies of any preliminary prospectus prepared in connection with the offer and sale of such Registrable Common Stock. Each Holder further agrees that, upon receipt of any notice from the Issuer of the happening of any event of the kind described in Sections 5(a)(ii) and (iii) of these Registration Rights Provisions, such Holder shall forthwith discontinue such Holder's disposition of Registrable Common Stock pursuant to the registration statement relating to such Registrable Common Stock until such Holder's receipt of the copies of the supplemented or amended prospectus contemplated by said Sections 5(a)(ii) and (iii), and, if so directed by the Issuer, shall deliver to the Issuer (at the Issuer's expense) all copies, other than permanent file copies, then in such Holder's possession of the prospectus relating to such Registrable Common Stock current at the time of receipt of such notice.

6. Underwritten Offerings.
     (a) If the Issuer proposes to register any of its securities under the Securities Act as contemplated by Section 3 of these Registration Rights Provisions and such securities are to be distributed by or through one or more underwriters, the Issuer shall, if requested by any Requesting Holders, use its commercially reasonable efforts to arrange for such underwriters to include all of the Registrable Common Stock to be offered and sold by such Requesting Holders among the securities of the Issuer to be distributed by such underwriters; provided, that, if the managing underwriter of such underwritten offering shall advise the Issuer in writing (with a copy to the Requesting Holders) that if all the Registrable Common Stock requested to be included in such registration (together with all other shares of Common Stock of other stockholders of the Issuer requested to be so included pursuant to "piggyback" rights granted to such stockholders) were so included, in its opinion, the number and type of securities proposed to be included in such registration would exceed the number and type of securities which could be sold in such offering within a price range acceptable to the Issuer (such writing to state the basis of such opinion and the approximate number and type of securities which may be included in such offering without such effect), then the Issuer shall include in such registration, to the extent of the number and type of securities which the Issuer is so advised can be sold in such offering, (i) first, securities that the Issuer proposes to issue and sell for its own account and (ii) second,
Registrable Common Stock requested to be registered by Requesting Holders pursuant to Section 3 of these Registration Rights Provisions and Common Stock of any other stockholders of the Issuer requesting registration as aforesaid, pro rata, among such holders on the basis of the number of shares of Common Stock requested to be registered by all such holders.
     (b) Any Requesting Holder may withdraw its request to have all or any portion of its Registrable Common Stock included in any such offering by notice to the Issuer within ten (10) Business Days after receipt of a copy of a notice from the managing underwriter pursuant to Section 6(a) of these Registration Rights Provisions.
     (c) The Holders of Registrable Common Stock to be distributed by underwriters in an underwritten offering contemplated by Section 6(a) of these Registration Rights Provisions, shall be parties to the underwriting agreement between the Issuer and such underwriters and any such Holder, at its option, may require that any or all of the representations and warranties by, and the other agreements on the part of, the Issuer to and for the benefit of such underwriters shall also be made to and for the benefit of such Holders and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement be conditions precedent to the obligations of such Holders. No such Holder shall be required to make any representations or warranties to or agreements with the Issuer or the underwriters except that each such Holder shall be required to make representations, warranties and agreements regarding such Holder, such Holder's Registrable Common Stock and such Holder's intended method of distribution. The Selling Holders shall appoint an attorney-in-fact who shall be authorized to negotiate with the underwriter on behalf of the Selling Holders and to execute the underwriting agreement and related documentation on their behalf.

7. Preparation; Reasonable Investigation.
     (a) In connection with the preparation and filing of each registration statement under the Securities Act pursuant to these Registration Rights Provisions, the Issuer shall give each Holder of Registrable Common Stock registered under such registration statement, the underwriter, if any, and its respective counsel and accountants the reasonable opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and shall give each of them such reasonable access to its books and records and such reasonable opportunities to discuss the business of the Issuer with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the reasonable opinion of any such Holders' and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

     (b) Each Holder of Registrable Common Stock shall maintain the confidentiality of any confidential information received from or otherwise made available by the Issuer to such Holder of Registrable Common Stock and identified in writing by the Issuer as confidential and shall not make any sales or purchases of the Issuer's securities while in possession of confidential information; provided, however, that any information relating to an Excusable Reason shall be deemed to be confidential information regardless of whether it is expressly marked as confidential. Information that (i) is or becomes available to a Holder of Registrable Common Stock from a public source, (ii) is disclosed to a Holder of Registrable Common Stock by a third-party source who the Holder of Registrable Common Stock reasonably believes has the right to disclose such information or (iii) is or becomes required to be disclosed by a Holder of Registrable Common Stock by law, including by court order, shall not be deemed to be confidential information for purposes of these Registration Rights Provisions. Each Holder shall indemnify and hold harmless the Issuer, its officer, directors and counsel from and against any loss, liability, damage or expense which they may incur as a result of any breach of the provisions of this
Section 7(b).

8. Indemnification.
     (a) In connection with any registration statement filed by the Issuer pursuant to Section 2(a) or 3 of these Registration Rights Provisions, the Issuer shall, and hereby agrees to, indemnify and hold harmless, each Holder and seller of any Registrable Common Stock covered by such registration statement and each other Person, if any, who controls such Holder or seller, and their respective directors, officers, partners, agents and Affiliates from and against any and all losses, claims, damages or liabilities, joint or several, to which they or any of them may become subject under the Securities Act, the Exchange Act, or other Federal or state statutory law or regulation, at common law or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof), which are collectively referred to as "Losses," arise out of or are based upon (i) any untrue statement or alleged untrue statement of a material fact made by the Issuer contained in the Registration Statement, or any amendment thereof, or in any Preliminary Prospectus or the Prospectus, or any amendment thereof or supplement thereto, or in any blue sky application or other document executed by the Issuer specifically for that purpose (or based upon written information furnished by the Issuer) filed in any state or other jurisdiction in order to qualify any of the Securities or other Securities under the securities laws thereof (any such application, document or information being referred to as a "Blue Sky Application"); or (ii) the omission or alleged omission to state in any such Registration Statement, Preliminary Prospectus or Prospectus, or amendment thereof or supplement thereto, or Blue Sky Application a material fact required to be stated therein or necessary to make the statements made therein not misleading, and agrees to reimburse each such indemnified party for any legal or other expenses reasonably incurred by it in connection with investigating or defending against any such loss, claim, damage, liability or action; provided, however, that the Issuer will not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon any such untrue statement or alleged untrue statement or omission or alleged omission made therein or omitted therefrom in reliance upon and in conformity with written information furnished to the Issuer by or on behalf of any Holder specifically for use in connection with the preparation thereof, and further provided, however, that the foregoing indemnity with respect to any untrue statement, alleged untrue statement, omission, or alleged omission contained in any Preliminary Prospectus shall not inure to the benefit of any Holder from whom the person asserting any such loss, claims any of, damage, or liability purchased any of the securities that are the subject thereof (or to the benefit of any person who controls such Holder or other Person), if a copy of the prospectus was not delivered to such person with or prior to the written confirmation of the sale of such security to such person. The indemnify provided for in this Section 8(a) shall remain in full force and effect regardless of any investigation made by or on behalf of the indemnified party and shall survive any transfer of the Registrable Shares by the indemnified party. This indemnity agreement will be in addition to any liability that the Issuer may otherwise have.
     (b) In connection with any registration statement filed by the Issuer pursuant to Section 2(a) or 3 of these Registration Rights Provisions in which a Holder has registered for sale Registrable Common Stock, each such Holder or seller of Registrable Common Stock shall, and hereby agrees to, indemnify and hold harmless the Issuer and each of its directors, officers, employees and agents, each other Person, if any, who controls the Issuer and each other seller and such seller's directors, officers, stockholders, partners, employees, agents and affiliates from and against any and all Losses to which they or any of them may become subject under the Securities Act, the Exchange Act, or other Federal or state statutory law or regulation, at common law or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, or any amendment thereof, or in any Preliminary Prospectus or the Prospectus, or any amendment thereof or supplement thereto, or in a Blue Sky Application, or (ii) the omission or the alleged omission to state in any such Registration Statement, Preliminary Prospectus or Prospectus, amendment thereof or supplement thereto, or Blue Sky Application a material fact required to be stated therein or necessary to make the statements made therein not misleading, in each case to the extent, but only to the extent, that the same was made therein or omitted therefrom in reliance upon and in conformity with written information furnished to the Issuer by or on behalf of such Holder specifically for use in the preparation thereof, and agrees to reimburse each such indemnified party for any legal or other expenses reasonably incurred by it in connection with investigating or defending against any such loss, claim, damage, liability or action. The indemnify provided for in this Section 8(a) shall remain in full force and effect regardless of any investigation made by or on behalf of the indemnified party and shall survive any transfer of the Registrable Shares by the indemnified party. This indemnity agreement will be in addition to any liability that the Issuer may otherwise have. (c) Within five (5) days after receipt by an indemnified party under Section 8(a) or (b) of these Registration Rights Provisions of notice of the commencement of any action, such indemnified party shall, if a claim in respect thereof is to be made against an indemnifying party under such subsection, notify the indemnifying party in writing of the commencement thereof; the failure so to notify the indemnifying party shall relieve the indemnifying party from any liability under this Section 8 as to the particular item for which indemnification is then being sought, unless such indemnifying party has otherwise received actual notice of the action at least thirty (30) days before any answer or response is required by the indemnifying party in its defense of such action, but will not relieve it from any liability that it may have to any indemnified party otherwise than under this Section 8. If any such action is brought against any indemnified party and it notifies the indemnifying party of the commencement thereof, the indemnifying party will be entitled to participate therein and, to the extent that it may elect by written notice delivered to the indemnified party promptly after receiving the aforesaid notice from such indemnified party, to assume the defense thereof; provided, that if the defendants in any such action include both the indemnified party and the indemnifying party and either (i) the indemnifying party or parties agree, or (ii) in the opinion of counsel for the indemnified parties, representation of both the indemnifying party or parties and the indemnified party or parties by the same counsel is inappropriate under applicable standards of professional conduct because of actual or potential conflicting interests between them, then the indemnified party or parties shall have the right to select separate counsel to assume such legal defense and to otherwise participate in the defense of such action. The indemnifying party will not be liable to such indemnified party under this Section 8 for any legal or other expenses subsequently incurred by such indemnified party in connection with the defense thereof unless (i) the indemnified party shall have employed counsel in connection with the assumption of legal defenses in accordance with the proviso to the immediately preceding sentence (it being understood, however, that the indemnifying party shall not be liable for the expenses of more than one separate counsel in each jurisdiction approved by indemnified parties (whether pursuant to this Agreement or other agreements if the claim relates to the same or similar allegations) holding a majority of the shares as to which indemnification is claimed), (ii) the indemnifying party shall not have employed counsel to represent the indemnified party within a reasonable time after notice of commencement of the action, or
(iii) the indemnifying party has authorized the employment of counsel for the indemnified party at the expense of the indemnifying party. In no event shall an indemnifying party be liable under this Section 8 for any settlement, effected without its written consent, which consent shall not be unreasonably withheld, of any claim or action against an indemnified party.
     (d) If the indemnification provided for in this Section 8 shall for any reason be unavailable to an indemnified party under Section 8(a) and (b) of these Registration Rights Provisions in respect of any Losses, then, in lieu of the amount paid or payable under said Section 8(a) or (b), the indemnified party and the indemnifying party under said Section 8(a) or (b) shall contribute to the aggregate Losses (including legal or other expenses reasonably incurred in connection with investigating the same) (i) in such proportion as is appropriate to reflect the relative fault of the Issuer and the prospective sellers of Registrable Common Stock covered by the registration statement which resulted in such Loss or action in respect thereof, with respect to the statements, omissions or action which resulted in such Loss or action in respect thereof, as well as any other relevant equitable considerations, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as shall be appropriate to reflect the relative benefits received by the Issuer, on the one hand, and such prospective sellers, on the other hand, from their sale of Registrable Common Stock; provided, that, for purposes of this clause (ii), the relative benefits received by any prospective sellers shall be deemed not to exceed (and the amount to be contributed by any prospective seller shall not exceed) the amount received by such seller. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. The obligations, if any, of the Selling Holders of Registrable Common Stock to contribute as provided in this Section 8(d) are several in proportion to the relative value of their respective Registrable Common Stock covered by such registration statement and not joint. In addition, no Person shall be obligated to contribute hereunder any amounts in payment for any settlement of any action or Losses effected without such Person's consent. (e) The indemnification and contribution required by this Section 8 shall be made by periodic payments of the amount thereof during the course of any investigation or defense, as and when bills are received or any Loss is incurred.

9. Registration Rights to Others. If the Issuer shall at any time hereafter provide to any holder of any securities of the Issuer rights with respect to the registration of such securities under the Securities Act or the Exchange Act, such rights shall not be in conflict with or adversely affect any of the rights provided in these Registration Rights Provisions to the Holders of Registrable Common Stock.

10. Rule 144 and Rule 144A. At such time as the Holders become eligible to sell Applicable Securities pursuant to Rule 144, the Issuer shall take all actions required to be taken on the part of the Issuer in order to enable Holders to sell Registrable Common Stock without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 under the Securities Act, as such Rule may be amended from time to time, (b) Rule 144A under the Securities Act, as such Rule may be amended from time to time, or (c) any similar rules or regulations hereafter adopted by the Commission, including, without limiting the generality of the foregoing, filing on a timely basis all reports required to be filed under the Exchange Act.

11. Amendments and Waivers. Any provision of these Registration Rights Provisions may be amended, modified or waived if, but only if, the written consent to such amendment, modification or waiver has been obtained from (i) except as provided in clause (ii) below, the Holder or Holders of at least 66 2/3% of the shares of Registrable Common Stock affected by such amendment, modification or waiver and (ii) in the case of any amendment, modification or waiver of any provision of Section 4 of these Registration Rights Provisions or this Section 11, or as to the percentages of Holders required for any amendment, modification or waiver, or any amendment, modification or waiver which adversely affects any right and/or obligation under these Registration Rights Provisions of any Holder, the written consent of each Holder so affected.

12. Nominees for Beneficial Owners. In the event that any Registrable Common Stock is held by a nominee for the beneficial owner thereof, the beneficial owner thereof may, at its election in writing delivered to the Issuer, be treated as the Holder of such Registrable Common Stock for purposes of any request or other action by any Holder or Holders pursuant to these Registration Rights Provisions or any determination of the number or percentage of shares of Registrable Common Stock held by any Holder or Holders contemplated by these Registration Rights Provisions. If the beneficial owner of any Registrable Common Stock so elects, the Issuer may require assurances reasonably satisfactory to it of such owner's beneficial ownership of such Registrable Common Stock.

13. Assignment. The provisions of these Registration Rights Provisions shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns. Any Holder may assign to any Transferee of its Registrable Common Stock its rights and obligations under these Registration Rights Provisions (except with respect to shares of Registrable Common Stock sold pursuant to Rule 144 under the Securities Act, under any registration statement or otherwise in a manner such that the shares are no longer subject to restrictions from further public resale under the Securities Act without regard to volume limitations), provided that the Issuer shall receive written notice of such transfer and that such Transferee shall agree in writing with the parties hereto prior to the assignment to be bound by these Registration Rights Provisions as if it were an original party hereto, whereupon such assignee shall for all purposes be deemed to be a Holder under these Registration Rights Provisions. Except as provided above or otherwise permitted by these Registration Rights Provisions, neither these Registration Rights Provisions nor any right, remedy, obligation or liability arising hereunder or by reason hereof shall be assignable by any Holder without the prior written consent of the other parties hereto. The Issuer may not assign these Registration Rights Provisions or any right, remedy, obligation or liability arising hereunder or by reason hereof except in the case of a merger, consolidation or sale of all or a substantial part of its business. 14. Miscellaneous.
     (a) Each of the parties hereto shall execute such documents and other papers and perform such further acts as may be reasonably required or desirable to carry out the provisions of these Registration Rights Provisions and the transactions contemplated hereby.
     (b) The headings in these Registration Rights Provisions are for convenience of reference only and shall not control or affect the meaning or construction of any provisions of these Registration Rights Provisions.
     (c) The Issuer will not hereafter enter into any agreement which is inconsistent with the rights granted to the Holders in these Registration Rights Provisions.
     (d) Each Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under these Registration Rights Provisions. The Issuer agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of these Registration Rights Provisions and the Issuer hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.
     (e) Notwithstanding any provision of these Registration Rights Provisions, neither the Issuer nor any other party hereto shall be required to take any action which would be in violation of any applicable Federal or state securities law. The invalidity or unenforceability of any provision of these Registration Rights Provisions in any jurisdiction shall not affect the validity, legality or enforceability of any other provision of these Registration Rights Provisions in such jurisdiction or the validity, legality or enforceability of these Registration Rights Provisions, including any such provision, in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)

                                            /s/ Joseph G. Sicinski
                                            -------------------------
Date:  November 21, 2001                       Joseph G. Sicinski
                                            (Chief Executive Officer)




                                            /s/ Glen R. Charles
                                            ------------------------
Date:  November 21, 2001                          Glen R. Charles
                                            (Chief Financial Officer)

























18