Form 10-K
period 2001-12-31
TRANS GLOBAL SERVICES INC
filed 2002-04-01
CIK 916485

Trans Global Services, Inc. Form 10-K 12/31/01
                               Form 10-K 12/31/01

                      SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                -------------------
                                     FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                       Commission File No. 0-23382
                       Trans Global Services, Inc.
            (Exact name of Company as Specified in its Charter)

     Delaware                                                62-1544008
(State or other jurisdiction of                          I.R.S. employer
incorporation or organization)                           identification no.)

1393 Veterans Memorial Hwy.,
   Hauppauge, New York                            11788
(Address of principal executive offices)        (Zip Code)

Issuer's telephone number, including area code:  (631) 724-0006

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

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of March 19, 2002: $460,768

State the number of shares outstanding of each of the Company's classes of common stock as of March 19, 2002: 5,481,295 shares of Common Stock, par value $.01 per share.


DOCUMENTS INCORPORATED BY REFERENCE: None





















                (This page left intentionally blank)

                         PART I

Item 1. Business

Trans Global Services, Inc. provides technical temporary staffing services. In performing such services, we provide engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. We believe that the market for technical temporary staffing services, such as those which we offer, results from the trend in employment practices by major corporations principally in the aircraft and aerospace industries as well as the electronics, energy, telecommunications, computer science and public utilities industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis. We seek to offer our clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by the Company are on temporary contract assignment, they work with the client's permanent employees; however, they may receive different compensation and benefits than permanent employees.

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

Item 1. Business [Continued]

Our Organization

We are a Delaware corporation incorporated in September 1993 under the name Concept Technologies Group, Inc., which name was changed to Trans Global Services, Inc. in 1995. Our executive offices are located at 1393 Veterans Memorial Hwy., Hauppauge, New York 11788, telephone (631) 724-0006.

Our operations are conducted through our three subsidiaries, Resource Management International, Inc., Avionics Research Holdings, Inc. and Truecom, Inc.

References to us refer to us and our subsidiaries, unless the context indicates otherwise.

Forward-Looking Statements

Statements in this Form 10-K annual report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K annual report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission. In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors which affect the aircraft and aerospace industries, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K.

Risk Factors

Our financial position is impairing our ability to attract new clients and retain existing clients.

Most of our revenue is derived from major companies in the aircraft and aerospace industries. These companies review, on a regular basis, our financial statements to determine whether they believe we have adequate resources to insure that we will be able to perform our obligations under our agreements. One of our major customers, The Boeing Company, has discontinued engaging us for new assignments because of our weak financial position although it is continuing to use our personnel on existing engagements. We can not assure you that other clients will not reduce or discontinue the use of our services as a result of our financial condition or for any other reasons.

Item 1. Business [Continued]

Because our major clients are in the aircraft and aerospace industries, our business is affected by the economic conditions for these industries.

Our largest clients for 2001 and 2000 were in the aircraft and aerospace industries, accounting for revenue of approximately $20.0 million, or 74% of revenue, in 2001, and $15.6 million, or 67% of revenue, in 2000. We have, in the past, incurred significant drops in revenue and increased losses as a result of economic conditions in these industries, and we were not able to offset the decreased revenue with revenue from new clients in other industries. We cannot assure you that the aircraft and aerospace industries will not suffer slowdowns in the future or that we will be able to develop any significant client base outside these industries.

We have a working capital deficiency which could impair our ability to continue in business.

At December 31, 2001, we had a deficiency in working capital of approximately $365,000. Presently, our primary source of funds is our line of credit from our asset-based lender. We have had limited success in raising funds and we believe that, because of our financial condition and stock price, we will continue to have difficulty in raising funds. The failure to raise funds may affect our ability to continue in business.

We incurred losses during each of the past three years, and our losses are continuing.

We sustained a loss of $1.6 million, or $.47 per share (basic and diluted) for 2001. We cannot assure you that we will be able to generate profits in the future, and our failure to generate profits could affect our ability to continue our operations.

Our credit agreement expires in October 2002, and we may not be able to renew the line or obtain an alternative facility.

Our principal source of cash during 2001 was our credit facility with our asset-based lender. This facility expires on October 16, 2002, subject to a one year renewal option if mutually agreed. We require this facility in order to meet our payroll obligations since we pay our employees before we receive payment from our customers. We will not be able to continue in business unless we are able to extend our credit facility or otherwise obtain necessary financing, and the terms of any financing which is available to us may be less favorable to us than the terms of our present credit arrangement, and any equity financing would result in substantial dilution to our stockholders.

Because of our financial position, we may have difficulty generating business in a highly competitive industry.

The technical temporary staffing business is highly competitive with respect to both clients and employees. In order to attract both clients and employees, we must show that we have the financial capability to meet our obligations and we must offer employees benefits that our competitors offer. Our financial position has in the past limited our ability to grow. Our current financial position, particularly our lack of working capital, may increase the difficulty in both retaining existing clients and obtaining new clients.

Item 1. Business [Continued]

We need to offer direct payroll deposit to our employees.

At present, because of our financial position, we do not offer our employees a direct deposit payroll program by which we deposit the employees' compensation directly into their bank accounts so that the employee's money will be immediately available. Employees believe that direct payroll deposit is an important element to consider in evaluating employment opportunities. In order to offer this service, we require significant additional funds, and these funds are not available to us. We believe that our ability to attract new employees will continue to be impaired by our inability to offer employees direct payroll deposit.

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

We are dependent upon both our ability to obtain contracts with clients and to provide those clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in obtaining contracts with potential clients and in attracting employees. Our financial condition impairs our ability to attract qualified employees.

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

Item 1. Business [Continued]


We may consider a merger or acquisition.

We are seeking to address our lack of liquidity through a merger or acquisition. Any such transaction may result in a change of control and substantial dilution to our stockholders. In addition, such transaction may also result in a significant change in our business. We cannot assure you that we will be able to complete any such transaction on terms that are favorable to us or our stockholders or will result in increased liquidity or profitable operations.

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

We may issue stock upon the exercise of options granted up to an aggregate 110,809 shares of common stock pursuant to our long-term incentive plans and warrants to purchase an aggregate of 738,150 shares.

Markets and Marketing

The market for our services is comprised of major corporations in such industries as aircraft, aerospace, electronics, energy, engineering, computer services and telecommunications, where the use of technical temporary staffing has become an important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to serve as employer of record for its temporary staff, and its agreements are terminable by the client without significant notice.

We maintain a computerized data base of technical personnel based upon their qualifications and experience. The data base, which contains more than 100,000 names, is generated through employees previously employed by us, referrals and responses to advertisements placed by us in the media, including newspapers, yellow pages, magazines and trade publications. Part of

Item 1. Business [Continued]


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

Although we have four offices, including our main office in Long Island, New York, throughout the United States, there are no limited geographic markets for our services. We have in the past established offices in new locations when we receive a contract in the area and we cannot effectively service such contract from our existing offices. We intend to continue to establish new offices as necessary to meet the needs of our customers.

A client will utilize technical temporary staffing services, such as those which we provide, when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides us with a detailed job description. We then conduct an electronic search in our computerized resume data base for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by our recruiters, who interview interested candidates. If a candidate is acceptable to us and interested in the position, we refer the candidate to the client. An employment agreement is executed with us prior to the commencement of employment.

We serve primarily the aircraft and aerospace industries as well as the electronics, energy, telecommunications, computer science and public utilities. We are seeking to expand our efforts to address the general trend of temporary staffing by major corporations on a national basis. However, we have not been successful in developing any significant new clients.

Our contracts are generally terminable by the client on short notice.

The following table shows the revenue and the percentage of our total revenue from those clients that accounted for at least 5% of our revenue in 2001:

Client                                  Revenue          Percent
Lockheed-Martin                      $ 7.9 million        29.2%
Boeing                                 4.6 million        17.0%
Bell Helicopter Textron                4.2 million        15.5%
Gulfstream Aerospace                   3.3 million        12.2%

Item 1.  Business [Continued]


The following table shows the revenue and the percentage of our total revenue from our largest clients in 2000:

Client                        Revenue             Percent
Lockheed-Martin           $5.7 million             24.5%
Bell Helicopter Textron    4.1 million             17.6%
Boeing                     3.6 million             15.5%
Gulfstream Aerospace       2.2 million              9.4%

Because of our financial position, Boeing is no longer giving us any new assignments, although it is continuing to use our personnel on existing engagements.

Competition

The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. We compete with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants than we have. We believe that the ability to demonstrate a pattern of providing reliable qualified employees is an important aspect of developing new business and retaining existing business. Furthermore, our ability to generate revenue is dependent not only upon our ability to obtain contracts with clients, but also to provide these clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in attracting employees. Our ability to increase our business with existing clients or to attract other clients will be affected by our working capital. Accordingly, our failure to increase our working capital has been and is continuing to effect our ability to expand our business. In addition, our failure to offer employees the direct deposit of their payroll may affect their willingness to be employed by us especially in light of our financial condition.

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

Our contracts with our clients are based on hourly billing rates for each technical discipline. Many of the clients' contracts with government agencies are subject to renegotiation or cancellation for the convenience of the government. Since the staffing needs of each of our clients are based on the clients own requirements and the clients' needs are affected by any modification in requirements, any reduction in staffing by a client resulting from cancellation or modification of government contracts could adversely impact our business.

Item 1.  Business [Continued]

Employees

At December 31, 2001, we had 281 employees, 257 of which were contract service employees who performed services on the clients' premises and 24 were executive and administrative employees. Each of our offices is staffed by recruiters and sales managers. Each contract service employee enters into a contract with us which sets forth the client for whom and the facility at which the employee's services are to be performed and the rate of pay. If an employee ceases to be required by our clients for any reason, we have no further obligation to the employee. Although assignments can be for as short as 90 days, in some cases, they have been for several years. The average assignment is in the range of six to nine months. The majority of our employees are not represented by a labor union, and we consider our employee relationships to be good.


Executive Officers of the Company

Information concerning our officers and directors is included in "Item 10. Directors and Executive Officers of the Registrant".

Item 2. Description of Property.

We lease approximately 7,500 square feet of office facilities in Hauppauge, New York, where we maintain our executive offices. We also rent modest office space in Phoenix Arizona, Arlington Texas, and Orlando Florida. Our aggregate annual rent is approximately $200,000, which is subject to annual increases. We believe that our present office space is adequate for our present needs and that additional office space is readily available on commercially reasonable terms.

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

         No matters were voted upon during the fourth quarter of 2001.

                            PART II
Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the OTC Bulletin Board under the symbol TGSI. Prior to March 16, 2000, our common stock was traded on the Nasdaq SmallCap Market.

The high and low closing price for the Company's Common Stock since January 2000 are as follows:
                                                      Common Stock
                                                    ---------------
                                                      High      Low
2002
  First Quarter (through March 19,2002)               .99       .10

2001
  First Quarter                                       .44       .13
  Second Quarter                                      .29       .10
  Third Quarter                                       .14       .05
  Fourth Quarter                                      .50       .05

2000
  First Quarter                                      2.63       .56
  Second Quarter                                     1.19       .75
  Third Quarter                                       .75       .13
  Fourth Quarter                                      .45       .13


The closing price per share for our common stock on March 19, 2002 was $.10. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

As of March 19, 2002, we believe that there were approximately 1,500 beneficial holders of our common stock.

We have not paid dividends on our common stock since inception, and we do not expect to pay any dividends for the foreseeable future.

During 2001 and 2000, we issued the following equity securities.

Pursuant to an agreement dated November 15, 2001, we issued 5,000,000 shares of common stock to The Finx Group, Finx issued 2,500,000 shares of Finx common stock to us, and Finx agreed to invest $1,000,000, for which we were to issue shares of preferred stock which were convertible into 3,000,000 shares of common stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of common stock. In March 2002, the agreement was terminated, Finx returned to us 4,000,000 shares of common stock, we returned to Finx the 2,500,000 shares of Finx common stock and all of the preferred stock which was issued and issuable pursuant to the November agreement was cancelled. The net effect of the transaction was the issuance by us of 1,000,000 shares of common stock to designees of Finx for $250,000. The 1,000,000 shares are held by designees of Finx, including Mr. Lewis S. Schiller and members of his family. Mr. Schiller was our chief executive officer and a director from December 2001 until March 2002.

Item 6.  Selected Financial Data.

                             TRANS GLOBAL SERVICES, INC.
                              SELECTED FINANCIAL DATA
                        (In thousands, except per share amounts)

Set forth below is selected financial data with respect to the Company for the years ended December 31, 2001, 2000, 1999, 1998,and 1997. The selected financial data for the years ended December 31, 2001, 2000 and 1999 have been derived from the financial statements which appear elsewhere in this Report. The data for the years ended December 31, 1998 and 1997 have been derived from our audited financial statements which are not included in this report. This data should be read in conjunction with the financial statements of the Company and the related notes which are included elsewhere in this Report.

Statement of Operations Data:
------------------------------
                                 Year Ended December 31,

                     -------------------------------------------------------

                                     2001        2000        1999       1998     1997
 Revenue                          $ 27,127    $ 23,325    $ 36,015   $67,244  $75,725
Net (loss)income                    (1,816)     (1,923)    ( 1,853)      805    1,023
Net (loss)income per share
of common stock (basic)             (  .54)     (  .67)    (   .61)      .21      .27
Weighted average number of
shares of common stock
outstanding                          3,387       2,861       3,048     3,820    3,820
Net (loss) income per
share of common
stock (diluted)                     (  .54)      ( .67)     (  .61)      .21      .26
Weighted average number of
shares of common stock
outstanding                          3,387       2,861       3,048     3,831    3,889


Balance Sheet Data:
                                                      December 31,
                        -----------------------------------------------------
                              2001      2000      1999        1998      1997
Working capital
(deficiency)                 $ (365)  $  102   $(  156)     $  972    $  257
Total assets                  3,898    4,794     7,365      12,597    13,942
Total liabilities             2,616    1,960     2,818       3,630     5,943
Accumulated deficit          (9,551)  (7,735)   (5,813)     (3,959)   (4,765)
Stockholders' equity          1,282    2,834     4,547       8,967     7,999

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Years ended December 31, 2001, 2000, and 1999

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of our business is dependent upon our ability to generate sufficient revenue to enable us to cover our fixed costs and other operating expenses, and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable Federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, our payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee.

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

Our revenue is derived principally from the aircraft and aerospace industries. In 2001 revenue totaled approximately $27 million. This reflected an increase of 16.3% from the revenue in 2000. In 2000 we experienced a 35.2% decrease from the revenue in 1999. The changes over the past two years continues to be directly related to the fluctuations in the aircraft and aerospace industries and the continuing delay of requests for personnel by the multi-national fortune 500 clients we serve. During 2001, approximately $20 million, or 74% of our revenue, was generated from our four largest clients, Lockheed-Martin, Bell Helicopter Textron, The Boeing Companies and Gulfstream Aerospace. During 2000, approximately $15.6 million, or 67% of our revenue was derived from our four largest clients, Lockheed-Martin, Bell Helicopter Textron, The Boeing Companies and Gulfstream Aerospace. In 1999, approximately $17 million, or 47%, of our revenue was derived from our three largest clients, Boeing, Lockheed-Martin and Northrop-Grumman, and 69.5% of our revenue was generated from our six largest clients. The fluctuation in business from these clients has had a material impact on our business. In the first quarter of 2002, we are experiencing a moderate decrease in revenue compared to the fourth quarter of 2001.

In the first quarter of 2002, Boeing advised us that it is no longer engaging us for new assignments, although it is continuing to use us for personnel who we have already placed with Boeing. Since Boeing was one of our largest clients in each of the past four years, the loss of potential new business from Boeing could have an adverse effect upon our ongoing business. We believe this action by Boeing is based on our financial condition and our failure to raise additional funding. We cannot assure you that other clients will not reduce or discontinue our services for the same reason.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

Our gross margins were 8.9% for 2001, 10.1% for 2000, and 8.2% for 1999. The decrease in the gross margin from 2000 to 2001 reflects the loss of some of our higher gross margin business. The increased gross margin from 1999 to 2000 can be attributed to the reduction in business with some of the Company's lower margin aircraft and aerospace clients combined with a slight increase in revenue from clients in other industries.

Selling, general and administrative expenses in 2001, decreased by 11.9% from 2000 which was a decrease of 21.6% from those expenses in 1999 excluding related party expenses. Selling, general and administrative expenses were $2.8 million in 2001, $3.2 million in 2000 and $4.1 million in 1999. The decline reflects principally the effects of our cost reduction programs necessitated by the significant drop in revenue.

In 2001 we wrote off goodwill of approximately $581,000, related to the purchase of our major subsidiary in 1994, and we increased our amortization of intangibles by approximately $210,000 to reflect a decrease in the value of our customer lists, reflecting in part the action taken by the Boeing Company in not engaging us in new assignments.

As a result of the decrease in gross profit in 2001 and the decrease in revenue and gross profit in 2000, our gross profit was not sufficient to cover our selling, general and administrative expenses, resulting in operating losses of $1.3 million in 2001 and $1.1 million in 2000.

Interest expense for 2001, which was $312,000, decreased by approximately $160,000, or 33%, over interest expenses of $472,000 for 2000. Approximately $210,000 of the interest expense in 2000 is attributable to the amortization of non-cash debt finance costs associated with the 575,000 warrants issued in January 2000 in connection with the $1.0 million of debt financing raised at that time. Exclusive of this non-cash debt finance cost, interest expense increased by approximately $50,000 over that of 2000 due to increased borrowings and higher rates charged by our current asset-based lender pursuant to the credit agreement (effective October, 2001). Interest expense for 2000 increased by 83% from $257,000 in 1999 primarily as a result of the $210,000 non-cash debt financed cost.

Interest and other income decreased by approximately $195,000 in 2001, due primarily to the collection in 2000 of the note issued by Arc Networks. Interest and other income increased by approximately $130,000 in 2000 compared to 1999. Approximately $80,000 of this increase is attributable to fees paid by Arc Networks in connection with our agreement to extend the Arc Networks' note.

Our net loss before income taxes was $1.8 million in 2001 compared with a net loss before income taxes of $1.4 million in 2000 and net loss before income taxes of $1.6 million for 1999. In 2001 the net loss was $1.8 million or $.54 per share (basic and diluted), in 2000 our net loss was $1.9 million, or $.67 per share (basic and diluted), and in 1999 the net loss was $1.9 million, or $.61 per share (basic and diluted).

Revenue has decreased in the first quarter of 2002, and we continue to operate at a loss. We anticipate that we will incur a loss at least into the third quarter of 2002. We can not predict when or whether we will operate profitably.

Liquidity and Capital Resources

At December 31, 2001, we had a deficiency in working capital of $365,000. Our working capital is barely sufficient to meet our most immediate needs, and our failure to increase our working capital is impairing our ability to continue our operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations [Continued].

During 2001, our operations utilized cash flow of $996,000. Our principal source of cash during 2001 was our credit facility with our asset-based lender. This facility expires, unless renewed, in October 2002. In addition, in December 2001, we received $250,000 from the private sale of securities.

Pursuant to our credit agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 2.5% and a fee of .7% of the receivables financed. The maximum availability on the credit agreement is $2.5 million. The maximum available under our borrowing formula was $1,621,000 at December 31, 2001 and $1,638,000 at February 28, 2002. We will not be able to continue in operations if we are not able to extend or replace our credit agreement.

Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities.

We will consider a merger or an acquisition if we believe that the company would provide us with adequate financial resources. Any such transaction will most likely result in a change of control and substantial dilution to our stockholders. Although we have engaged in negotiations in the past, none of such negotiations have resulted in an agreement.

Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission ("SEC"), requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements.
Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements. In the opinion of management, the Company does not have any individual accounting policy which is critical to the preparation of its consolidated financial statements. In most instances, the Company must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP").

Item 7A. Quantitative and Qualitative Disclosure About Market Risk. Not Applicable.


Item 8. Financial Statements.

The Financial Statements begin on Page F-1.



Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10.  Directors and Executive Officers of the Company

The following table sets forth certain information concerning the directors and the executive officers of the Company as of March 31, 2002:

Name                       Age             Position with the Company

Joseph G. Sicinski         70    President, Chief Executive Officer and
                                 director
Joseph E. Link             60    Chief Financial Officer, Secretary, Treasurer
                                 and director

Mr. Joseph G. Sicinski has been president and a director of the Company and its predecessor since September 1992 and our chief executive officer since April 1998. For more than eight years prior thereto, he was executive vice president of corporate marketing for Interglobal Technical Services, Inc., which was engaged in providing technical temporary staffing services. Mr. Sicinski is also a director of Netsmart Technologies, Inc., a publicly-held company that markets medical information systems.

Mr. Joseph E. Link has been chief financial officer, secretary, and treasurer since February 2002 and a director since March 2002. From 1995 to February, 2002, Mr. Link was director of mergers and acquisitions and controller of the Company.

In 1999, the board of directors created an audit committee. We no longer have an audit committee following the resignations of our independent directors.

Directors are elected for a term of one year. During 2001 and 2000, we paid directors who are not also employees a fee of $500 per month.

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

On November 12, 2001, just prior to the November 15, 2001 agreement with the Finx Group, Messrs. Edward D. Bright and James L. Conway resigned as directors. In February 2002, Mr. Glen R. Charles resigned as a director and chief financial officer.

Messrs. Lewis S. Schiller, Lee Wingeier and Storm Morgan were elected as directors in December 2001, and Mr. Schiller was also elected as chief executive officer at that time. Messrs. Wingeier and Morgan resigned in January 2002 and Mr. Schiller resigned in March 2002 as part of the termination of the November 15, 2001 agreement with the Finx Group. Mr. Schiller owns more than 5% of our common stock. Messrs. Wingeier, Morgan and Schiller did not file a Form 3.

PART III Continued

Item 11.  Executive Compensation

Set forth below is information with respect to compensation paid or accrued by us for 2001, 2000,and 1999 to our chief executive officer. No other officer had compensation of $100,000 or more for 2001.

                           SUMMARY COMPENSATION TABLE
                         Annual Compensation   Long-Term
                                               Compensation        (Awards)
Name and Principal                             Restricted Stock  Options,SARS
  Position           Year   Salary    Bonus    Awards (Dollars)    (Number)

Joseph G. Sicinski,
 president and chief
 executive officer  2001   $266,847   --         --                  --
                    2000    268,038   --         --                  --
                    1999    265,957   --         --                  85,000

Mr. Lewis S. Schiller was chief executive officer from December 21, 2001 until March 4, 2002, for which he received no compensation.

On January 10, 2001, the exercise price of the outstanding options held by our officers, directors and employees, including the options to purchase 368,333 shares at $.53 per share held by Mr. Sicinski were repriced at $.125 per share, which was the fair market value of our common stock on that day. In connection with the repricing, we agreed that payment of the exercise price could be made by issuance of a non-interest bearing non-recourse promissory note due the earlier of January 2006 or the date the shares are sold by the employee. The shares are held by us as security for payment of the notes. On February 28, 2001, Mr. Sicinski exercised his option to purchase 368,333 shares of common stock at $.125 per share, for which he issued a promissory note in the principal amount of $46,041.63. In January 2002, Mr. Sicinski applied a portion of his accrued but unpaid salary to pay his note.

Employment Contracts, Compensation Agreements and Termination of Employment and Change in Control Arrangements

In October 1997, Mr. Joseph G. Sicinski entered into a five-year employment agreement with us pursuant to which he received minimum annual compensation of $260,000, subject to an annual increase equal to the greater of the increase in the cost of living index or 5%. In March 1999, the term of the agreement was extended until September 30, 2005. In addition, Mr. Sicinski is entitled to a bonus of 5% of the Company's income before taxes, all non-cash adjustments and all payments to our former parent, provided, that his maximum bonus does not exceed 200% of his annual salary. We also provide Mr. Sicinski with an automobile allowance for the use of his personal automobile. Mr. Sicinski is also entitled to severance payments in the event of a termination of his employment following a change of control, which would equal the greater of five times his annual compensation or his annual compensation multiplied by the number of years remaining in the term.

Item 11.  Executive Compensation [Continued]

In June 2000, Mr. Sicinski agreed to defer a portion of his salary until such time as the board of directors of the Company shall determine that sufficient working capital is available to the Company to reinstate his agreed upon salary. The amount shown in the Summary Compensation Table reflects the reduced rate of compensation for 2001 and 2000.

Option Exercises and Outstanding Options

The following table sets forth information concerning the exercise of options during 2001 and the year-end value of options and warrants held by our officers named in the Summary Compensation Table. No stock appreciation rights have been granted.

Aggregate Option Exercises in Last Year and Year-End Option Value

                                           Number of
                                           Securities        Value of
                                           Underlying        Unexercised In-
                                           Unexercised       the- Money
                                           Options at Fiscal Options at Fiscal
                                           Year End -1       Year End-2

                 Shares Acquired  Value    Exercisable/      Exercisable/
Name             Upon Exercise   Realized  Unexercisable     Unexercisable
----              -------------  --------  -------------     -------------
Joseph G. Sicinski      368,333   46,042        --/--          --/--

Options are considered in the money if their exercise price was less than the last reported sales price of our common stock on December 31, 2001, which was $.43 per share.

We have three long-term incentive plans, pursuant to which options to purchase an aggregate of 895,388 shares of common stock may be issued. At December 31, 2001, we had issued on aggregate of 784,579 shares of common stock, and 110,809 shares of common stock, were available for grant. At December 31, 2001, options to acquire 20,000 shares of stock were outstanding under the plans.

The board of directors or a stock option committee, if appointed, has the authority to grant the following types of awards under the option plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The option plans are designed to provide us with broad discretion to grant incentive stock-based rights. All officers, including Mr. Joseph G. Sicinski, who is also a director, are eligible for awards under the option plans. On April 1 of each year, all outside directors are awarded options to purchase 5,000 shares of common stock at the fair market value on that date.

Item 11.  Executive Compensation [Continued]

Tax consequences of awards provided under the option plans are dependent upon the type of award granted. The grant of an incentive or non-qualified stock option does not result in any taxable income to the recipient or deduction to us. Upon exercise of a non-qualified stock option, the recipient recognizes income in the amount by which the fair market value on the date of exercise exceeds the exercise price of the option, and we receive a corresponding tax deduction. In the case of an incentive stock option, no income is recognized by the employee, and no deduction is available to us, if the stock issued upon exercise of the option is not transferred within two years from the date of grant or one year from the date of exercise, whichever occurs later. However, the exercise of an incentive stock option may result in additional taxes through the application of the alternative minimum tax. In the event of a sale or other disqualifying transfer of stock issued upon exercise of an incentive stock option, the employee realizes income, and we receive a tax deduction, equal to the amount by which the lesser of the fair market value at the date of exercise or the proceeds from the sale exceeds the exercise price. The issuance of stock pursuant to a stock grant results in taxable income to the recipient at the date the rights to the stock become nonforfeitable, and we receive a deduction in such amount. However, if the recipient of the award makes an election in accordance with the Internal Revenue Code of 1986, as amended, the amount of his or her income is based on the fair market value on the date of grant rather than the fair market value on the date the rights become nonforfeitable. When compensation is to be recognized by the employee, appropriate arrangements may be made with respect to the payment of withholding tax.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Set forth below is information as of March 19, 2002 as to our chief executive officer, each director, each person owning of record or known by us, based on information provided to the Company by the persons named below, to own beneficially at least 5% of the Company's Common Stock and for all officers and directors as a group.

                                                       Percent of Outstanding
Name and Address                    Shares             Common Stock
--------------------              ----------          -----------------------

Joseph G. Sicinski
1393 Veterans Memorial Hwy.
Hauppauge, NY 11788                  626,666                 11.4%

Lewis S. Schiller
21634 Club Vista Terrace
Boca Raton, FL 33433                 562,500                 10.3%

All directors and officers
as a group (two individuals)         646,666                 11.8%


The shares owned by Mr. Schiller, the former chief executive officer and director of the Company, include 62,500 shares which are owned by his wife, as to which he disclaims beneficial ownership.







PAGE  19


Item 13. Certain Relationships and Related Transactions

Pursuant to an agreement dated November 15, 2001, we issued 5,000,000 shares of common stock to The Finx Group, Finx issued 2,500,000 shares of Finx common stock to us, and Finx agreed to invest $1,000,000, for which we were to issue shares of preferred stock which were convertible into 3,000,000 shares of common stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of common stock. In March 2002, the agreement was terminated, Finx returned to us 4,000,000 shares of common stock, we returned to Finx the 2,500,000 shares of Finx common stock and all of the preferred stock which was issued or issuable pursuant to the November 2001 agreement was cancelled. The net effect of the transaction was the issuance by us of 1,000,000 shares of common stock to designees of Finx for $250,000. The 1,000,000 shares are held by designees of Finx, including Mr. Lewis S. Schiller and members of his family. Mr. Schiller was our chief executive officer and a director from December 2001 until March 2002.

In connection with the Finx agreement, in December 2001, we elected Mr. Lewis S. Schiller as chief executive officer and a director, and Messrs. Lee Wingeier and Storm Morgan as directors. Messrs. Wingeier and Morgan resigned in January 2002. Mr. Schiller resigned in March 2002 in connection with the termination agreement with Finx. We exchanged mutual releases with Mr. Schiller.

On November 12, 2001, just prior to the November 15, 2001 agreement with the Finx Group, Messrs. Edward D. Bright and James L. Conway resigned as directors. We exchanged mutual releases with them.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)     Financial Statements.

The following financial statements are filed as part of this Form 10-K:

Trans Global Services, Inc. and Subsidiaries

Report of Independent Certified Public Accountants
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated  Statements of Operations for the years ended December 31, 2001,
 2000 and 1999
Consolidated  Statements of Changes in  Stockholders' Equity for the years ended  December 31, 2001,  2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999

Notes to Financial Statements

(b)     Financial Statement Schedules.
    None

(c)     Exhibits

3.1 - (1)  Restated Certificate of Incorporation.
3.2 - (2)  By-Laws.
10.1- (3)  Employment agreement dated October 15, 1997, between the Company and
           Joseph G. Sicinski, as amended.
10.2 -(4)  1995 Long-Term Incentive Plan.
10.3 -(5)  1998 Long-Term Incentive Plan
10.4 -(6)  1999 Long-Term Incentive Plan.
10.5 -(2)  Form of Series A Common Stock Purchase Warrants.
10.7       Credit Agreement dated June 7, 2000 between the Company and
           Sterling National Bank
10.8 -(8)  Credit Agreement dated October 16, 2001 between the Company and Metro
           Factors.

10.9 Agreement dated November 15, 2001 between the Company and The Finx Group, Inc.
10.10 Termination agreement dated March 7, 2002 between the Company and The Finx Group, Inc.
10.11 -(7)2002 Non-Qualified Stock Option Plan.

21.1  -(3)Subsidiaries of the Registrant
24.1      Consent of Moore Stephens, P.C.
25.1      Powers of attorney (See Signature Page).

Part IV [Continued]



1. Filed as an exhibit to the Company's registration statement on Form S-1, File No. 333-14289, and incorporated herein by reference.
2. Filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995 and incorporated herein by reference.
3. Filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference.
4. Filed as an exhibit to the Company's definitive proxy statement for its special meeting of stockholders for November 1996 and incorporated herein by reference.
5. Filed as an exhibit to the Company's definitive proxy statement for its 1998 annual meeting of stockholders for August 1998 and incorporated herein by reference.
6. Filed as an exhibit to the Company's definitive proxy statement for its 2000 annual meeting of stockholders held in May 2000 and incorporated herein by reference.
7. Filed as an exhibit to the Company's registration statement on Form S-8, File No. 333-81792 and incorporated herein by reference.
8. Filed as an exhibit to the Company's form 8k dated October 16, 2001, File No. 000-23382 and incorporated herein by reference.


(d)  Reports on Form 8-K

     None

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           TRANS GLOBAL SERVICES, INC.


Date: March 29, 2002                   By:
                                           Joseph G. Sicinski
                                           President, Chief Executive Officer


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


Signature                              Title                       Date




Joseph G. Sicinski       President, Chief Executive            March 29,   2002
                         Officer and Director
                         (Principal Executive Officer)

Joseph E. Link           Chief Financial Officer (Principal    March 29,   2002
                         Financial and Accounting Officer)
                         and Director

                          INDEX TO FINANCIAL STATEMENTS


TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES                     PAGE

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000      F-3

Consolidated Statements of Operations for the years ended
December 31, 2001, 2000 and 1999                                  F-5

Consolidated Statements of Changes in Stockholders' Equity
for the years ended December 31, 2001, 2000,and 1999              F-6

Consolidated Statements of Cash Flows for the years ended
December 31,  2001, 2000 and 1999                                 F-8

Notes to Consolidated Financial Statements                        F-11

                      INDEPENDENT AUDITOR'S REPORT

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York

We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 2001, and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Trans Global Services, Inc. will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and an accumulated deficit that raise substantial doubt about it's ability to continue as a going concern. Management's plans in regard to that matter also are described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                                   MOORE STEPHENS, P.C.
                                                   Certified Public Accountants

Cranford, New Jersey
February 23, 2002
(except as to Note 19, as to which
the date is March 7, 2002)

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                   2 0 0 1            2 0 0 0
Assets:
Current Assets:
Cash                                         $       58,695   $        58,463
Accounts Receivable - Net                         2,116,793         1,702,998
Note Receivable -i-engineering.com, Inc. - Net       22,448           225,451
Prepaid Expenses and Other Current Assets            52,781            75,199
                                                 ----------        ----------
Total Current Assets                              2,250,717         2,062,111
                                                 ----------         ---------
Property and Equipment - Net                         92,644           113,683
                                                 ----------         ---------
Other Assets:
Customer Lists                                    1,500,000         1,938,703
Goodwill - Net                                          -0-           629,816
Other Assets                                         54,922
49,864
                                                 ----------          --------
Total Other Assets                                1,554,922         2,618,383
                                                 ----------         ---------
Total Assets                                $     3,898,283   $     4,794,177
                                                 ==========        ==========

See Notes to Consolidated Financial Statements.















                                       F-3

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                           December 31,
                                                   2 0 0 1           2 0 0 0


Liabilities and Stockholders' Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses          $    506,065     $    465,981
Accrued Payroll and Related Taxes and Expenses      504,318          477,154
Loan Payable - Asset-Based Lender                 1,527,847          852,035
Notes Payable - Outside Investors                    77,819          165,000
                                                  ---------         --------
Total Current Liabilities                         2,616,049        1,960,170
                                                   ---------        --------

Commitments and Contingencies                           --               --
                                                  ---------        --------
Stockholders' Equity:

Common Stock $.01 Par Value, 25,000,000
Shares authorized. 2001: 5,854,295 issued
4,384,295 outstanding. 2000: 4,089,716
issued  2,619,716 outstanding                       58,543           40,897
Capital in Excess of Par Value                  13,837,173       13,499,281
Accumulated Deficit                             (9,551,077)      (7,735,359)
                                                ----------        ---------
                                                 4,344,639        5,804,819
                                                ----------        --------
Less:
Notes Receivable; Related Parties (Note 16)     (   91,593)              --
Treasury Stock, at cost(1,470,000 common shares)(2,970,812)      (2,970,812)
                                                ----------       ----------
Total Stockholders' Equity                       1,282,234        2,834,007
                                                ----------       ----------
Total Liabilities and Stockholders' Equity    $  3,898,283     $  4,794,177
                                               ===========      ===========




See Notes to Consolidated Financial Statements.





                                       F-4

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
                                                Y e a r s   E n d e d
                                                D e c e m b e r  31,

                                        2 0 0 1        2 0 0 0       1 9 9 9

Revenue                            $  27,127,271  $  23,325,194  $ 36,015,273

Cost of Services Provided             24,713,967     20,975,439    33,048,393
                                    ----------      ----------     ----------
Gross Profit                           2,413,304      2,349,755     2,966,880
                                    ----------      ----------     ----------
Operating Expenses:
Selling, General and
Administrative Expenses                2,837,332      3,220,718     4,109,663
Amortization - Intangibles               273,528        273,528       273,528
Impairment Charge- Customer List         213,751            -0-           -0-
Write Off-Goodwill                       581,240            -0-           -0-
                                       ---------      ---------       -------
Total Operating Expenses               3,905,851      3,494,246     4,383,191
                                      ---------      ---------      ---------
Operating (Loss)                      (1,492,547)    (1,144,491)   (1,416,311)
                                      ---------      ---------      ---------
Other (Expenses)/ Income:
Interest Expense                        (311,674)      (471,544)     (257,039)
Interest Income                            6,997        110,036       119,708
Other (Expense)/ Income                 ( 18,494)        73,146      ( 67,389)
                                       ---------      --------        -------
Total Other Expenses - Net              (323,171)      (288,362)     (204,720)
                                       ---------      --------       --------
(Loss) before Income
Taxes                                 (1,815,718)    (1,432,853)   (1,621,031)
Income Taxes                                  --     (  490,000)   (  232,000)
                                       ---------        --------      --------
Net (Loss)                           $(1,815,718)   $(1,922,853) $ (1,853,031)
                                      =========     ===========   ===========

Basic and Diluted (Loss) Per Share   $     ( .54)   $      (.67) $       (.61)


Weighted Average Number of Shares
- Basic and Diluted                    3,386,733      2,860,700     3,047,798









See Notes to Consolidated Financial Statements
                                                                  F-5

Trans Global Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity

                                                   Shares            Amounts
Common Stock $.01 Par Value
Authorized 25,000,000 shares at
December 31, 1999, 2000, and 2001

Balance - December 31, 1998                       3,819,716       $    38,197
                                                  ---------         ---------
Balance - December 31, 1999                       3,819,716            38,197
Issuance of Shares to I-engineering.com, Inc.       270,000             2,700
                                                  ---------        ----------
Balance - December 31, 2000                       4,089,716            40,897
Exercise of Stock Options                           764,579             7,646
Issuance of Shares to the Finx Group, Inc.        1,000,000            10,000
                                                  ---------         ---------
Balance - December 31, 2001                       5,854,295       $    58,543
                                                  =========         =========
Capital in Excess of Par Value

Balance - December 31, 1998                                       $12,887,851
                                                                   ----------
Balance - December 31, 1999                                        12,887,851
Issuance of Below Market Warrants                                     210,000
Issuance of Shares of Common Stock to I-engineering.com, Inc.         326,430
Purchase of Treasury Stock                                             75,000
                                                                   ----------
Balance - December 31, 2000                                        13,499,281
Variable Price Options                                                  3,827
Cost of Warrants Issued for Professional Services                       6,139
Exercise of Stock Options                                              87,926
Issuance of Common Stock to The Finx Group, Inc.                      240,000
                                                                  -----------
Balance - December 31, 2001                                       $13,837,173
                                                                   ==========
Notes Receivable

Notes Receivable from Exercise of Stock Options                  $ (  91,593)
                                                                    ---------
Balance - December 31, 2001                                      $ (  91,593)
                                                                   ==========
See Notes to Consolidated Financial Statements

Trans Global Services, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity


Accumulated Deficit

Balance - December 31, 1998                                      $(3,959,475)
Net (Loss)                                                        (1,853,031)
                                                                  -----------
Balance - December 31, 1999                                      $(5,812,506)
Net (Loss)                                                        (1,922,853)
                                                                  -----------
Balance - December 31, 2000                                       (7,735,359)
Net Loss                                                          (1,815,718)
                                                                  ----------
Balance - December 31, 2001                                      $(9,551,077)
                                                                  ===========
Treasury Stock

Purchase of treasury stock - 1999                  1,150,000     $(2,566,682)
                                                   ---------     -----------
Balance  December 31, 1999                         1,150,000     $(2,566,682)
Purchase of treasury stock - 2000                    320,000      (  404,130)
                                                   ---------     ------------
Balance - December 31, 2000                        1,470,000     $(2,970,812)
                                                   ---------      -----------
Balance - December 31, 2001                        1,470,000     $(2,970,812)
                                                   =========      ===========
Total Stockholders' Equity

Balance - December 31, 1998                                      $ 8,966,573
Purchase of treasury stock                                        (2,566,682)
Net Loss for the Year Ended December 31, 1999                     (1,853,031)
                                                                   ----------
Balance - December 31, 1999                                      $ 4,546,860
Issuance of below market warrants                                    210,000
Issuance of shares of Common Stock - i-engineering.com, Inc.         329,130
Purchase of treasury stock - i-engineering.com, Inc.                (329,130)
Net Loss for the Year Ended December 31, 2000                     (1,922,853)
                                                                   ----------
Balance - December 31, 2000                                      $ 2,834,007
Adjustment - Variable Price Options                                    3,827
Cost of Warrants Issued for Professional Services                      6,139
Exercise of Stock Options                                             95,572
Issuance of Common Stock - The Finx Group, Inc.                      250,000
Notes Receivable from Exercised Stock Options                        (91,593)
Net Loss for the Year Ended December 31, 2001                     (1,815,718)
                                                                   ----------
Balance - December 31, 2001                                      $ 1,282,234
                                                                   ==========




See Notes to Consolidated Financial Statements
                                                                  F-7

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                 Y e a r s   E n d e d
                                                  D e c e m b e r  31,
                                            2 0 0 1       2 0 0 0     1 9 9 9

Operating Activities:
Net (Loss)                              $(1,815,718)$(1,922,853) $(1,853,031)
Adjustments to Reconcile Net (Loss)
to Net Cash (Used In) Provided By
Operations:
Depreciation and Amortization               552,873     344,194      345,921
Write off of Goodwill                       581,240         -0-          -0-
Change in market value  of variable
price stock options                           3,827         -0-          -0-
Cost of Warrants Issued for Professional
Services                                      6,139         -0-          -0-
Deferred Acquisition Costs                      -0-         -0-      235,560
Debt Issuance Costs                             -0-     210,000          -0-
Deferred Loan Costs                             -0-         -0-       82,266
Deferred Income Taxes                           -0-     490,000      232,000
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Assets:
Accounts Receivable-Net                    (413,795)    815,345    1,404,500
Loan Receivable - Officer                       -0-         -0-        5,000
Prepaid Expenses and Other
Current Assets                               22,418      25,666      113,458
Increase (Decrease) in Liabilities:
Accounts Payable and Accrued
Expenses                                     40,084      63,246       88,110
Accrued Payroll and Related
Taxes and Expenses                           27,164     117,859     (169,279)
Accrued Income Taxes Payable                    -0-         -0-     ( 13,496)
                                           ---------   ----------    --------
Total Adjustments                           819,950   2,066,310    2,324,040
                                         -----------   ---------   ----------
Net Cash -  Operating Activities         (  995,768)    143,457      471,009
                                          ----------   ---------   ----------











See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 Y e a r s   E n d e d
                                                  D e c e m b e r  31,
                                       2 0 0 1         2 0 0 0         1 9 9 9

Net Cash -
Operating Activities Forwarded     $ (995,768)    $  143,457      $  471,009

Investing Activities:
Capital Expenditures                  (44,555)      (21,529)         (64,090)
Repayments from Arc Networks              -0-     1,171,673          117,410
Note Receivable i-engineering.com         -0-     ( 500,000)             -0-
Repayments from i-engineeing.com      203,003       274,549              -0-
Other, net                           (  5,058)    (  13,491)           5,034
Investment in Preferred Stock
of Affiliate                              -0-           -0-        (   3,500)
                                     --------         --------       --------
Net Cash -  Investing Activities       153,390       911,202          54,854
                                    ----------     -----------       --------
Financing Activities:
Net Advances From (Payments To)
Asset-Based Lender                     675,812    (1,204,337)      ( 590,872)
Proceeds from Sale of Common Stock     250,000           -0-             -0-
Note Payable -Outside Investors            -0-     1,000,000             -0-
Repayment of Notes Payable
-Outside Investors                   (  87,181)   (  835,000)            -0-
Repayment of Note Payable                  -0-           -0-       ( 126,767)
Exercise of Stock Options                3,979           -0-             -0-
                                      ---------      ---------     ----------
Net Cash -
Financing Activities                   842,610    (1,039,337)      ( 717,639)
                                      --------     ---------        --------
Net Increase (Decrease)in Cash             232        15,322       ( 191,776)
Cash - Beginning of Year                58,463        43,141         234,917
                                      --------     ---------        --------
Cash - End of Year               $      58,695    $   58,463   $      43,141
                                   ===========     ===========    ===========

Supplemental Disclosures of Cash
Flow Information:
Interest                         $     302,466    $  244,741   $     257,039
Income Taxes                     $         -0-    $      -0-   $         -0-


Supplementary Disclosure of Non Cash Investing and Financing Activities during the three years ended December 31, 2001.



See Notes to Consolidated Financial Statements.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

On October 31, 2001, the Company issued warrants to purchase an aggregate of 50,000 shares of the Company's common stock at $.125 per share as part of the fee for the performance of certain professional services. The Company incurred a charge of $6,139, which charge has been credited to capital in excess of par value.

In the first quarter of 2001, in exchange for $95,572 of non-recourse notes receivable the Company issued 764,597 shares of common stock upon the exercise of stock options. At December 31, 2001, $3,979 of these notes had been collected.

In connection with the issuance in January 2000 of subordinated notes in the principal amount of $1,000,000, the Company issued warrants to purchase 250,000 shares of the Company's common stock at $.35 per share to the investors. In addition, the Company issued warrants to purchase 300,000 shares of the
Company's common stock at $.35 per share to the placement agent and 25,000 shares to a director for services relating to the financing. The Company incurred a charge of $210,000. This charge has been credited to capital in excess of par value. The Company used $500,000 of the proceeds of the loan to make a loan to i-engineering.com, as described in Note 6 of Notes to Financial Statements, and the Company agreed to transfer to the lenders 10% of the shares of i- engineering.com, which it acquired.

On May 3, 1999, the Company acquired 1,150,000 shares of Common Stock in exchange for the Investment in Preferred Stock of an Affiliate, which was held by the Company in the amount of $2,240,730, and a reduction in Due from Affiliates in the amount of $325,952.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

[1] Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through three subsidiaries, Avionics Research Holdings, Inc., ["Holdings"], Resource Management International, Inc. ["RMI"], and Truecom, Inc. ("Truecom"). The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aircraft and aerospace industries.

[2] Summary of Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2001 and 2000.

Prepaid Expenses and Other Current Assets - Prepaid expenses primarily consist of approximately $53,000 and $71,000 of prepaid insurance at December 31, 2001 and 2000, respectively.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIAIRES
NOTES TO FINANCIAL STATEMENTS

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

Income Taxes - The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, the asset and liability method is used to determine deferred tax assets and liabilities based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Earnings Per Share- Earnings per share of Common Stock reflects the weighted average number of shares outstanding for each year.

The Financial Accounting Standards Board has issued SFAS No.128, "Earnings Per Share," which is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, earnings per share data in the financial statements have been calculated in accordance with SFAS No. 128.

TRANS GLOBAL SERVICES, INC. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

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

Impairment - The Company reviews certain long-lived assets, including goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable pursuant to guidance established in SFAS No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of." [See Note 7]

Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

TRANS GLOBAL SERVICES, INC. and Subsidiaries
NOTES TO FINANCIAL STATEMENTS

[2] Summary of Significant Accounting Policies [Continued]

Concentration of Credit Risk - The Company extends credit to customers which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. For each of the years ended December 31, 2001 and 2000, a significant portion of the Company's receivables were derived from four customers [See Note 14].

Due to the nature of its operations, the Company deposits, on a monthly basis, amounts in excess of the federally insured limit in financial institutions for the payment of payroll costs. Such amounts are reduced below the federally insured limit as payroll checks are presented for payment. Such reduction generally occurs over three to four business days. At December 31, 2001, the Company had amounts on deposit which exceeded the federally insured limit by approximately $67,000. The Company has not experienced any losses and believes it is not exposed to any significant credit risk from cash and cash equivalents.

[3]  Going Concern

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2001, the Company has a loss from operations, a working capital deficiency of approximately $365,000, and an accumulated deficit, that raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek additional financing through equity issuances, mergers and/or acquisitions consistent with its original business plan, although it has no agreements or understandings with respect to any financing, merger or acquisition and it may not be successful in securing such agreement or understanding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

 [4] Accounts Receivable and Loan Payable - Asset Based Lender

Receivables are shown net of an allowance for doubtful accounts of $62,500 at December 31, 2001 and 2000. On June 7, 2000 the Company entered into a one year revolving credit agreement with an asset-based lender. Pursuant to the credit agreement, the Company can borrow up to 85% of its qualified accounts receivable at an interest rate of prime plus 2% with a minimum monthly interest of $12,000. The maximum availability on the credit agreement is $2.5 million. The borrowings are secured by a security interest in all of the Company's assets. On July 3, 2001, the Company received notice from its asset-based lender that the lender would be terminating the credit agreement effective on August 31, 2001. The lender extended the agreement through October 31, 2001.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

On October 16, 2001, we entered into a one-year asset-based lending agreement with Metro Factors, Inc., which provides the Company with a maximum availability of $2.5 million. Funds can be advanced in an amount equal to 85% of the total face value of the eligible accounts receivables, with the asset-based lender having the right to hold in reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to prime plus 2.5% on the borrowed funds plus a fee of .7% of the receivables financed. The asset-based lender has a security interest in all of the Company's assets including accounts receivables, contract rights, personal property, and fixtures. This facility replaced an agreement with the prior asset-based lender. At December 31, 2001, borrowings were approximately $1,500,000. At December 31, 2000 the borrowings from the Company's prior lender amounted to $850,000. The interest rate (exclusive of any fees) payable by the Company at December 31, 2001 was 7.25% and at December 31, 2000 and December 31, 1999 11.5% and 9.75% respectively.

 [5] Property and Equipment

Property and equipment at December 31, 2001 and 2000 is as follows:

                                               2 0 0 1     2 0 0 0
Equipment                                   $  504,956   $ 472,929
Furniture and Fixtures                         212,446     199,921
Leasehold Improvements                         100,510     100,510
                                             ---------    ---------
Totals - At Cost                               817,912     773,360
Less: Accumulated Depreciation                 725,268     659,677
                                             ---------    ---------
Totals                                      $   92,644   $ 113,683

Depreciation expense charged to operations was $65,594 in 2001, $70,666 in 2000 and $72,393 in 1999.

(6)  Note Receivable - i-engineering.com

On December 5, 2000 the Company entered into an amendment to its agreement with i-engineering.com, Inc. that provided for i-engineering.com to make a payment of $50,000 on January 2, 2001, which was made, with the balance of the note extended until March 31, 2001. The Company subsequently entered into a further amendment whereby i-engineering.com would make a payment of $75,000 in April, which payment was made. The remaining principal balance of the note, together with interest and additional payments to reimburse the Company for expenses resulting from the amended terms was to be paid as follows: $75,000 payment by May 31, 2001, $40,000 by July 2, 2001 and a final payment of $10,000 by July 31, 2001. The final two payments, totaling $50,000,have not yet been received. At December 31, 2001, the Note Receivable from I-engineering.com, Inc. is shown net of an allowance of $27,552.

 [7] Intangibles

The Company acquired its major subsidiaries during 1994. As part of the purchase agreements, the Company acquired customer lists and goodwill. The intangible assets acquired and the related amortization on the straight-line method are summarized as follows:

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


                                    Accumulated Amortization       Net of Amortization
                    Life                  December 31,                December 31,
                    Years    Cost       2001        2000              2001      2000
Customer Lists         15   $3,374,477  $1,660,726 $1,435,774    $1,713,751  $1,938,703
Goodwill- 2000         20    $ 971,623  $      -0- $  341,807    $      -0-  $  629,816

Goodwill represents the excess of the acquisition costs over the fair value of net assets of business acquired. Amortization expense is calculated on a straight-line basis over twenty years. Customer Lists represent listings of customers obtained through acquisitions to which the Company can market its services. Customer Lists are recorded at cost and are amortized on a straight-line basis over the estimated useful life of fifteen years. The Company reviews Goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. If the review indicates impairment, the Company will incur a charge against operations to the extent that carrying value exceeds fair value. Management has determined, that there is no continuing market value to the goodwill and has written off the balance of $581,240 at December 31, 2001. Management has determined that the estimated fair value of the customer lists was less than its carrying value as of December 31, 2001, due in part to the action taken by the Boeing Company in not engaging us in new assignments, and has increased the amortization of intangibles by approximately $210,000 to reflect the estimated fair value.

 [8] Related Party Transactions

Pursuant to an agreement with i-engineering.com, Inc., the Company (i) loaned $500,000 to i-engineering.com on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com and (iii) acquired a minority interest in i-engineering.com. The value of this interest was determined by the market value of the Company's shares exchanged which was $331,830. Pursuant to the agreement we elected the chief executive of i-engineering.com as a director of the Company.

On December 5, 2000, following the failure of i-engineering.com, Inc. to make timely payment of principal and interest in the aggregate amount of $223,951, the Company entered into an agreement with i-engineering.com pursuant to which, among other things, the Company extended payment of the note, i- engineering.com returned to us the 270,000 shares of Common Stock, and the Company returned to i-engineering.com, 50% of the shares of i- engineering.com which it received (other than shares which are to be issued to the holders of the subordinated notes in the principal amount of $1,000,000 (see Note 9)and placed the remaining shares in escrow pending payment by i-engineering.com of its notes to the Company. As of the date of this report, there is approximately $50,000 still due from i-engineering.com. Because of the financial condition of i-engineering.com, the Company has valued the receivable at approximately $22,000 (See Note 6).

In September 2000, Arc Networks, which was formerly a subsidiary of the Company's former controlling stockholder, The Sagemark Companies Ltd. ("Sagemark"), made payment in full on the 10% promissory note due the Company August 21, 2003 in the principal amount of $1,216,673, (the "Arc Note"). Sagemark was formerly known as Consolidated Technology Group Ltd. On December 31, 1999, Arc Networks was in default on the Arc Note which was guaranteed by Sagemark and others. In February, April and July 2000 the Company agreed to extend the maturity date in exchange for $80,000 and a transfer to the Company of 50,000 shares of its common stock from Sagemark. This transfer reduced Sagemark's
                                  F- 16

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENT

holdings in the Company to 329,994, or approximately 11.4%. At December 31, 2001, Sagemark owned approximately 21,000 shares of the Company's common stock and was not considered an affiliate of the Company.

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

 [9] Notes Payable

In January, 2000, the Company raised $1 million through the issuance of 10% subordinated promissory notes due July 2001 or earlier upon the Company's receipt of payment of the note from Arc Networks, Inc. At June 30, 2000, the unpaid principal balance of the note from Arc Networks ("the Arc Note") was $994,000. In connection with the subordinated notes, the Company issued warrants to purchase 575,000 shares of the Company's common stock at $.35 per share to the investors, the placement agent and others who assisted the Company in the financing, including a director of the Company. The Company incurred a financing charge of $210,000 which was credited to paid in capital for the fair value of the warrants. The Company also agreed to transfer to the lenders 10% of its equity interest in i-engineering.com (See Notes 6 and 8). At December 31, 2001, the unpaid balance of these notes, including accrued interest, is approximately $78,000.

[10] Income Taxes

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss carryforwards. The tax effects of significant items comprising the Company's net deferred tax asset as of December 31, 2001 and 2000 are as follows:

                                                              December 31,
                                                           2001       2000

Deferred Tax Liabilities                               $    --      $     --
                                                        --------     --------
Deferred Tax Assets:
 Allowance for Doubtful Accounts not
  Currently Deductible                                    25,000      25,000
 Net Operating Loss Carryforwards                      2,696,000   2,320,000
                                                      ---------- -----------
Totals forward                                         2,721,000   2,345,000
                                  F-17

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Totals - Carryforward                                  2,721,000    2,345,000
Valuation Allowance                                   (2,721,000)  (2,345,000)
                                                     -----------  -----------
Net Deferred Tax Asset                                       -0-          -0-
Net Deferred Tax Asset - Current Portion                     -0-          -0-
                                                          ---------   ---------
Net Deferred Tax Asset - Non Current                     $   -0-    $     -0-

The Company's deferred tax asset valuation allowance was $2,721,000 and $2,345,000 as of December 31, 2001 and 2000, respectively. The valuation allowance represents the tax effects of net operating loss carryforwards and other temporary differences which the Company does not expect to realize. The increase in the valuation allowance amounted to $376,000 and $1,062,000 for the years ended December 31, 2001 and 2000, respectively.


The current and deferred income tax components of the provision [benefit] for income taxes consist of the following:
                                             Years Ended  December 31,
                                        2001              2000           1999
                                        -----             ----          -----
Current:
 Federal                            $     -0-      $       -0-      $     -0-
 State                                    -0-              -0-            -0-
Tax Benefit of Net Operating
 Loss Carryforwards                       -0-              -0-            -0-
                                       --------        -------        -------
Totals                              $     -0-      $       -0-      $     -0-

Deferred:
 Federal                            $     -0-      $    382,000    $  181,424
 State                                                  108,000        50,576
                                      ---------       ---------       -------
Totals                              $     -0-      $    490,000    $  232,000
                                      --------       ----------      --------
Totals                              $     -0-      $    490,000    $  232,000
                                     ==========      ==========      ========
A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:
                                                  Years Ended December 31,
                                             2001            2000       1999
                                             ----            ----       ----
Federal Statutory Rate                       (34%)          (34%)       (34%)
State Income Taxes, net of
 federal tax                                 ( 7%)          ( 7%)       ( 7%)

Increase in valuation allowance                41%            75%         55%
                                            -----          -----       -----
Effective tax rate                            -0-            34%         14%
                                             =====         =====       =====

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


The following summarizes the operating loss carryforwards by year of expiration:

                  Amount                 Expiration Date
                $   80,000               December 31, 2009
                 2,163,000               December 31, 2010
                   189,000               December 31, 2011
                   438,000               December 31, 2012
                 1,500,000               December 31, 2019
                 1,430,000               December 31, 2020
                   940,000               December 31, 2021
                 ---------
                $6,740,000
                ==========
Pursuant to Section 382 of the Internal Revenue Code, utilization of these losses may be limited if substantial changes in Company ownership were to occur.

 [11] Commitments

The Company leases office space and several office machines under operating leases which expire in 2004. The following is an analysis of future minimum lease commitments as of December 31, 2001:

2002                  $  95,970
2003                     27,960
2004                      1,120
                       --------
Total                 $ 125,050

Rent expense amounted to $231,693, $208,717, and $202,802, for the years ended December 31, 2001, 2000, and 1999, respectively.

On February 1, 2002, the Company entered into a ten year lease for the office space used by the Company's New York and corporate operations. The minimum lease commitment for the next five years is as set forth below. In addition to the base rent, the Company will also pay any increase in real estate taxes over the base year that relate to the square footage occupied by the Company.

           2002 -$142,478              2005 -$172,136
           2003 -$160,482              2006 -$178,315
           2004 -$166,195        Thereafter -$996,688

The Company has an employment agreement with its chief executive officer which expires in 2005. Pursuant to the agreement, the chief executive officer received minimum annual compensation of $260,000, subject to an annual increase equal to the greater of the increase in the cost of living index or 5%. The chief executive officer is entitled to a bonus of 5% of the Company's income before taxes, as defined, up to a maximum of 200% of his annual salary. The chief executive officer is also entitled to severance payments in the event of a termination of his employment following a change of control, which would equal the greater of five times his annual compensation or his annual compensation multiplied by the number of years remaining in the term.

TRANS GLOBAL SERVICES,INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


In January 2000, we entered into a two year consulting agreement with Westwind Holdings, Inc. to provide advisory services to the Company specifically concerning strategic planning, mergers and acquisitions, public relations, raising capital and other related matters. The Company agreed to pay $10,000 each month for these services (See Note 20).

 [12] Contingencies

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

Although the company is a party to certain legal proceedings that have occurred in the ordinary course of business, the Company does not believe such proceedings to be of a material nature with the exception of the above suit. Due to the uncertainties in the legal process it is reasonably possible that management's view of the outcome of this may change in the near term.

[13] Fair Value of Financial Instruments

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

For certain financial instruments, including cash, notes receivable, trade receivables and payables, and short-term debt, it was assumed that the carrying amount approximated fair value because of the near term maturities of such obligations.

[14] Economic Dependency

In 2001, four customers accounted for revenue of approximately $20 million, or 74% of the Company's total revenue. Accounts receivable of $1,363,000 were due from these customers collectively at December 31, 2001. In 2000, these four customers accounted for revenue of approximately $15.6 million or 67% of the Company's total revenue. Accounts receivable of $1,050,000 were due from these customers collectively at December 31, 2000. In 1999, those four customers accounted for approximately $18.7 million, or 55% of the Company's total revenue. Accounts receivable of $1,030,000 were due from these customers collectively at December 31, 1999.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

                                             Revenues for the year
                                                ended December 31
                                       2001            2000          1999
Lockheed-Martin                      7,900,000      5,700,000      7,300,000
Bell Helicopter Textron              4,200,000      4,100,000      4,900,000
Boeing                               4,600,000      3,600,000      4,600,000
Gulfstream Aerospace                 3,300,000      2,200,000      2,960,000
                                     ---------     ----------     ----------
                                    20,000,000     15,600,000     19,700,000
[15] Stockholders Equity

At December 31, 2001 and 2000, the authorized capital stock of the Company consisted of 5,000,000 shares of preferred stock, par value $.01 per share, and 25,000,000 shares of common stock, par value $.01 per share. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

At December 31, 2001 and 2000, no shares of any series of preferred stock were outstanding. (See Note 19)

At December 31, 2001 and 2000 there were outstanding warrants to purchase 738,150 and 1,504,812 shares of Common Stock respectively, at prices ranging from $.125 - $21.00 per share.

A summary of warrant activity is as follows:

                                 2001                 2000               1999
                               Weighted             Weighted         Weighted
                               Average              Average          Average
                               Exercise             Exercise         Exercise

                      Shares     Price       Shares    Price     Shares   Price

Outstanding-Beginning
 of Years             1,504,812  $ 4.44     892,312  $ 8.64     901,485  $ 9.07
Granted or Sold
 during the years        50,000    0.125    612,500     .35          --     --
Cancelled during
 the years                --       --         --       --            --     --
Expired during
 the years             (816,662)   7.50       --       --        (9,173)   7.50
Exercised during
 the years                --       --          --       --          --       --
                       --------   -----   ---------   -----     -------   -----
Outstanding-
 End of Year            738,150    2.45   1,504,812    5.27     892,312    8.64
                       =======     ====   =========   =====     =======   =====
Exercisable -
 End of Year            662,500     .33   1,429,162    4.44     816,662    7.50
                       =======     ====   =========   =====     =======   =====

In October, 2001 the Company issued warrants to acquire 50,000 shares of common
                                                                 F-21

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

Stock at $.125 per share, the market price at that time, in exchange for certain professional services. The Company recorded compensation expense of $6,139 which represented the fair market value of the warrants, calculated under the Black-Sholes model.

The following table summarizes warrant information as of December 31, 2001

                                             Weighted Avg.       Weighted Avg.
Range of Exercise Price                      Remaining           Exercise
                            Shares           Contractual Life    Price

   .125                      50,000            5 Years             .125
   .35                      612,500            1 Year              .35
 21.00                       75,650            (A)               21.00
                            -------
                            738,150

(A) These warrants are exercisable immediately upon issuance and expire 45 days after the effective date of the first registration statement under the Securities Act of 1933, as amended, in which the holders of the warrants are given the opportunity to include the shares of Common Stock issuable upon exercise of the warrants.

[16] Stock Option Plans

At December 31, 2001, the Company had three stock option plans covering an aggregate of 895,388 shares of Common Stock, pursuant to which stock options and other equity-based incentives may be granted. At December 31, 2001, there were 110,809(30,809 under the 1998 plan and 80,000 under 1999 plan) options to purchase the Company's common stock available for grant under these plans. On January 10, 2001, the board of directors reduced the exercise price of all outstanding stock options (covering approximately 785,000 shares) granted under the stock option plans to $.125 per share, the fair market value at that time. As a result of this amendment to the options, the options are treated as variable-price options, and the Company incurred compensation expense for each period equal to the increase in the value of the underlying common stock from the date of the amended option exercise price or the beginning of the period, as the case may be, to the market price on the date the option is exercised or the last day of the period. If the stock price declines, the Company will recognize compensation income, which will be treated as a reduction in general and administrative expenses, based on the decline in the market price. All but 20,750 of the options were exercised on April 12, 2001 on which date the market price was $.13 per share. Accordingly, we recognized a non-cash compensation expense equal to the difference between the strike price ($.125) and the market price at April 12, 2001 ($.13). This amount ($3,827) was included in general and administrative expenses. This charge was credited to capital in excess of par value. Also, on January 10, 2001, the board of directors agreed to accept as payment for the exercise price, non-interest bearing non-recourse notes due January 10, 2006, from the exercising option holders.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

These notes are to be paid from the proceeds of any sales of the shares. These shares are being held by the Company as security for payment. The exercising option holder will have the right to vote the shares, such right to terminate if the note is not paid at maturity. At December 31, 2001, notes receivable in the amount of $91,593 are presented as contra-equity. On May 11, 2001, the options for the remaining shares were expired During December 2001, notes in the principal amount of $3,979 were paid, and in January 2002, notes in the principal amount of $71,237 were paid principally by applying the accrued but unpaid salaries due several of the option holders.

Except as described in the preceding paragraph, no compensation cost was recognized for stock-based employee awards.

A summary of the activity under the Company's stock option plans is as follows:

                           1993          1995          1995          1998      1999
                           Plan          Plan          Plan          Plan      Plan

Options Outstanding and
Exercisable
- December 31, 1998       18,992        5,833         293,164      215,000       --

Weighted Average Exercise
Price                    $ 13.50      $  5.28        $   5.39     $   1.25       --
Granted                       --           --         122,224      132,108       --
Exercised                     --           --              --          -0-       --
Canceled or expired           --           --              --      (10,000)      --

Options Outstanding and
Exercisable
- December 31, 1999       18,992        5,833         415,388      337,108       --
Weighted Average Exercise
Price                    $ 13.50      $  5.28        $    .53     $    .53  $ .9375
Granted                       --           --              --       37,333   30,000
Exercised                     --           --              --          -0-       --
Canceled or expired      (18,992)      (5,833)             --      (35,000)      --
Options Outstanding and
Exercisable
- December 31, 2000          -0-          -0-         415,388      339,441   30,000
Granted                     =====       ======            -0-          -0-   20,000
Exercised                                            (415,388)    (319,191) (30,000)
Canceled or expired                                       -0-     ( 20,250)     -0-
                                                     --------     --------  -------
Options Outstanding and
Exercisable- December 31, 2001                            -0-          -0-   20,000
                                                      ========     ========  =======

Weighted Average Remaining
   Contractual Life                                                   8.6 years

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

As of December 31, 2001 there were outstanding options to purchase 20,000 shares of common stock under the Company's 1999 Plan.

If the Company had accounted for the issuance of all options and compensation based warrants pursuant to the fair value based method of SFAS No. 123, the Company would have recorded compensation expense totaling $4,772, $42,300, and $135,441, for the years ended December 31, 2001, 2000 and 1999, respectively, and the Company's net(loss) and net(loss) per share would have been as follows:
                                                 Years Ended
                                                 December 31,

                                        2 0 0 1        2 0 0 0        1 9 9 9
Net(Loss) as Reported               $(1,815,718)   $(1,922,853)   $(1,853,031)
                                      ==========     =========     ===========
Pro Forma Net(Loss)                 $(1,820,490)   $(1,965,153)   $(1,988,472)
                                      ==========     =========     ===========
Basic (Loss)
Per Share as Reported               $     (.54)    $     (.67)    $      (.61)
                                      ==========     =========     ===========
Pro Forma Basic (Loss)
Per Share                           $     (.54)    $     (.69)    $      (.65)
                                     ===========     ===========   ============

The fair value of options and warrants at date of grant was estimated using the fair value based method with the following weighted average assumptions:
                                  2001    2000     1999
Expected Life [Years]                5       5        4
Interest Rate                     4.85%    6.2%     6.4%
Annual Rate of Dividends             0%      0%       0%
Volatility                      201.04% 126.59%  120.53%

The weighted average fair value of options at date of grant using the fair value based method during 2001, 2000, and 1999, is estimated at $0.24, $0.63, and $0.44 respectively.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

 [17] Employment Benefit Plans

The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Employees become eligible for participation after completing three months of service and attaining the age of twenty-one. The Company has the option to make a matching contribution to the Plan, however, for the years ended December 31, 2001, 2000, and 1999, it has not made any matching contributions to the Plan.

 [18] New Authoritative Accounting Pronouncements

The financial Accounting Standards Board ("FASB")has issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets" in June 2001. Those statements will change the accounting for business combinations and goodwill in two significant ways. First, Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interest method will be prohibited. Second, Statement No. 142 changes the accounting for goodwill from an amortization method to an impairment only approach. Thus amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of that Statement, which for companies with calendar year ends, will be January 1, 2002.

The FASB has issued Statement No. 143, Accounting for Asset Retirement Obligations, in June 2001, which requires that the fair value of a liability for an asset retirement legal obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002.

In August 2001, FASB issued Statement No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets. This statement retains the requirements of SFAS No. 121 but removes goodwill from its scope and describes a probability weighted cash flow estimation approach in evaluating possible future cash flows to be used in impairment testing. Provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.

The Company expects that the adoption of the new statements will not have a significant impact on it's consolidated financial statements.

(19)  Agreement with The Finx Group

On November 15, 2001, the Company entered into an agreement with The Finx Group, Inc. ("Finx"), pursuant to which it issued 5,000,000 shares of common stock to Finx in December 2001, Finx issued 2,500,000 shares of Finx common stock to the Company in December 2001, and Finx agreed to invest $1,000,000, for which the Company was to issue shares of preferred stock which were convertible into 3,000,000 shares of common stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of common stock. On March 7, 2002, the agreement was terminated, Finx returned to the Company

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

4,000,000 shares of common stock, the Company returned to Finx the 2,500,000 shares of Finx common stock and all of the shares of preferred stock which were issued or issuable pursuant to the November 2001 agreement were cancelled. The effects of the cancellation are reflected retroactively in the consolidated financial statements for the year ended December 31, 2001. The net effect of the transaction was the issuance by the Company of 1,000,000 shares of common stock to designees of Finx for $250,000, which is reflected in the financial statements. The 1,000,000 shares are held by designees of Finx, including Mr. Lewis S. Schiller and members of his family. Mr. Schiller was our chief executive officer and a director from December 2001 until March 2002.

(20)  Subsequent Events

In January 2002, the Company's board of directors approved the Year 2002 Non-Qualified Stock Option Plan, pursuant to which non-qualified stock options could be granted for 3,500,000 shares. Pursuant to this plan, the chief executive officer granted options to purchase a total of 3,100,000 shares of common stock at an exercise price of $.05 per share. All of such options were exercised in January and February 2002. The grants included a grant of an option to purchase 2,500,000 shares to a non-affiliated consultant who exercised such option in full, and subsequently cancelled the exercise and returned to the Company 2,300,000 of the shares. As a result of the grant of the options at an exercise price which was below the then current market price, the Company will recognize a non-cash charge to earnings of approximately $725,000, on the 800,000 shares of the Company's common stock issued, in the first quarter of 2002.

In February 2002, the Company reduced the exercise price of certain previously issued warrants to purchase 300,000 shares of common stock from $.35 per share to $.01 per share and provided that the holder of the warrant could exercise the warrant on a cashless exercise basis. As a result, the Company issued 297,000 shares of common stock. The effect of the price reduction is not material to the financial statements.

 (21)  Selected Quarterly Financial Data (Unaudited)

The following information shows selected items by quarter for the years ended December 2001 and 2000 respectively.

                              First      Second        Third        Fourth
                             Quarter     Quarter      Quarter       Quarter

Net Revenue:
  2001                      6,678,193   7,274,485     7,098,087    6,076,506
  2000                      6,503,330   5,498,973     5,455,547    5,867,344

Gross Profit:
  2001                        477,440     679,687       627,703      628,474
  2000                        646,011     580,314       512,166      611,264

Net (Loss):
  2001                      ( 400,343)   (187,650)    ( 191,720)  (1,036,005)-1
  2000                      ( 308,161)   (323,608)    ( 443,608)   ( 847,476)-2

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS


Basic and diluted
(Loss) per share:
  2001                     (    0.15)    (   0.06)    (    0.06)   (    0.27)
  2000                     (    0.11)    (   0.11)    (    0.15)   (    0.30)


     1- Includes $213,751 of additional amortization of intangibles and $581,240 of goodwill that was written off at December 31, 2001.
     2- Includes an adjustment to the deferred tax asset valuation allowance of $490,000 in 2000.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002

                                       AGREEMENT

     AGREEMENT, dated as of the 15th day of November, 2001, by and between The Finx Group, Inc., a Delaware corporation with offices at 21634 Club Vista Terrace, Boca Raton, Florida 33433 ("Finx"), and Trans Global Services, Inc., a Delaware corporation with offices at 1393 Veterans Memorial Highway, Hauppauge, New York 11788 ("Trans Global").

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

     (c) The Finx Shares have been duly authorized for issuance and, when issued pursuant to this Agreement, will be duly and validly authorized and issued, fully paid and non-assessable and not subject to any preemptive rights or rights of first refusal.

     (d) Finx has made available to Trans Global with a copy of (i) Finx' Form 10-K for the year ended December 31, 2000, (ii) Finx'

     (e)

     (f) Form 10-Q for the quarter  ended  September  30, 2000,  and (iii) each



PAGE 53
TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

     (g) Finx has an authorized capital stock consisting of 1,000,000 shares of preferred stock, par value $.01 per share, and 50,000,000 shares of common stock, par value $.01 per share.

     (h) Except as disclosed in Finx' filings with the Securities and Exchange Commission, there are no actions, suits or proceedings (whether or not purportedly on behalf of Finx or any of its subsidiaries) pending or, to the knowledge of Finx, threatened against or affecting Finx or any of its subsidiaries at law or in equity or before or by any federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which involve any of the transactions contemplated by this Agreement which, if adversely determined against Finx or any of its subsidiaries, would have a Material Adverse Effect.

     (i) Neither Finx nor any of its subsidiaries is in default with respect to any judgment, writ, injunction, decree, rule or regulation of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, domestic or foreign, which in any instance or in the aggregate would have a Material Adverse Effect.

     (j) No registration with, or consent or approval of, or other action by, any federal, state or other governmental authority or regulatory body is required in connection with the execution, delivery and performance by Finx of this Agreement.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002



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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002



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



                                             By:
                                             Joseph G. Sicinski, President

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002



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

3. Voting Rights.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002




9. Transfer Agent and Registrar. The Corporation may appoint a transfer agent and registrar for the issuance, transfer and conversion of the Series A Preferred Stock and for the payment of dividends to the holders of the Series A Preferred Stock.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

          (viii) otherwise comply with all applicable rules and regulations of the Commission and any other governmental agency or authority having jurisdiction over the offering, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule~158 promulgated thereunder, and furnish to each seller of Registrable Common Stock at least ten days prior to the filing thereof a copy of any amendment or supplement to such registration statement or prospectus; and

          (ix)  cause  all  such  Registrable   Common  Stock  covered  by  such
     registration statement to be listed on the Exchange, if any.

(b) The Issuer may require each seller of Registrable Common Stock as to which any registration is being effected to furnish the Issuer such information regarding such seller and the distribution of the securities covered by such registration statement as the Issuer may from time to time reasonably request in writing and as is required by applicable laws and regulations.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.8  AGREEMENT DATED NOVEMBER 15, 2002


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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.9   Termination Agreement

                                    TERMINATION AGREEMENT

     AGREEMENT, dated as of the 7th day of March, 2002, by and between The Finx Group, Inc., a Delaware corporation with offices at 21634 Club Vista Terrace, Boca Raton, Florida 33433 ("Finx"), and Trans Global Services, Inc., a Delaware corporation with offices at 1393 Veterans Memorial Highway, Hauppauge, New York 11788 ("Trans Global").

                                    W I T N E S S E T H:

     WHEREAS, Trans Global and Finx are parties to an agreement dated November 15, 2001, as amended, which agreement, as so amended is referred to as the "November Agreement," pursuant to which Finx agreed to make an investment in Trans Global; and

     WHEREAS, Finx has made an investment of $250,000 in Trans Global; and

     WHEREAS, the parties desire to terminate the November Agreement on and in accordance with the provisions of this Agreement;

     WHEREFORE, the parties hereto agree as follows:

12. Return and Cancellation of Shares. Contemporaneously with the execution of this Agreement:

(a) Trans Global is hereby instructing Asher S. Levitsky to deliver to American Stock Transfer & Trust Company ("AST"), for cancellation, stock certificate no. DE 0932, representing 2,500,000 shares of Finx' common stock, par value $.01 per share, issued in the name of Trans Global.

(b) Finx is hereby instructing Asher S. Levitsky to deliver to AST for cancellation, stock certificate no. TG 0614, representing 5,000,000 shares of Trans Global's common stock, par value $.01 per share ("Trans Global Common Stock"), issued in the name of The Finx Group Inc.

(c) Finx has previously advised Trans Global that it held a certificate to purchase 4,000,000 shares of Trans Global Common Stock in the name of Finx. However, Finx does not believe that such shares were issued, and, in the event that a certificate for such shares was issued, Finx will deliver the stock certificate to Trans Global for delivery of such shares to AST for cancellation for no consideration, and Finx will indemnify Trans Global and hold it harmless from and against any loss, liability, damage or expense which Trans Global may incur as a result of such issuance.

(d) Trans Global shall have no obligation to deliver any shares of preferred stock to Finx or any designee of Finx.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.9   Termination Agreement


13. In consideration for the investment by Finx of $250,000 in Trans Global, the
following   shares  of  Trans  Global  Common  Stock  (the  "Retained   Shares")
certificates may be retained by the designees of Finx named below.

                  Name                                       Number of Shares
         Lewis S. Schiller                                   500,000
         Grazyna B. Wnuk                                     250,000
         Carol Schiller                                      62,500
         Blake Schiller                                      62,500
         Doug Schiller                                       62,500
         Linda Schiller                                      62,500
                                                          1,000,000
14. Representations and Warranties of Finx. Finx represents and warrants to Trans Global as follows:

(a) During the period from December 21, 2001 until the date of this Agreement, neither Finx nor any individual who is or was an officer or director of both Finx and Trans Global has issued, or directly or indirectly, caused the issuance of any shares of Trans Global Common Stock (other than the shares referred to in Sections 1(c) and 2 of this Agreement) or options to purchase any shares of Trans Global Common Stock other than the following:

     (i) An option to purchase 2,500,000 shares of Trans Global Common Stock at an exercise price of $.05 per shares was issued to Frank Speight, which option was exercised on or about February 1, 2002, and 2,500,000 shares were issued upon such exercise. On or about February 28, 2002, 2,300,000 shares of Trans Global Common Stock were returned to Trans Global for cancellation. The exercise price of the shares has not been received by Trans Global, and Finx will use its best efforts to obtain for Trans Global as soon as possible payment of the $10,000 exercise price for the 200,000 shares which were not cancelled.

     (ii) An option to purchase 500,000 shares of Trans Global Common Stock at an exercise price of $.05 per shares was issued to Douglas E. Ashman, which option was exercised on or about February 5, 2002, and 500,000 shares were issued upon such exercise. The exercise price was paid to Trans Global, and Mr. Ashman lent Trans Global $25,000, to be repaid from Trans Global's positive cash flow from operations or an equity financing as set forth in Trans Global's 9% promissory note dated March 7, 2002. Except for the loan to Trans Global, Trans Global has no further or ongoing obligation to Mr. Ashman and is not party to any agreement with Mr. Ashman.

     (iii) An option to purchase 100,000 shares of Trans Global Common Stock at an exercise price of $.05 per shares was issued to Anton Lee Wingeier, which option was exercised on or about February 5, 2002, and 100,000 shares were issued upon such exercise. The exercise price was paid through services rendered as reflected in the invoices previously submitted to Trans Global in the amount of $6,022.50, and Mr. Wingeier has agreed to write off any amount in excess of $5,000. Trans Global has no further or ongoing obligation to Mr. Wingeier and is not party to any agreement with Mr. Wingeier.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.9   Termination Agreement


     (iv) On or about February 20, 2002, the exercise price of the warrant to purchase 300,000 shares of Trans Global Common Stock held by Steven Drescher or an affiliate of Mr. Dreschser was reduced to $.01 per share, and the warrants were amended to provide for cashless exercise, in full satisfaction of all of Trans Global's obligations to Mr. Drescher and his affiliates and S.G. Martin Securities, LLP and its affiliates. Pursuant to the cashless exercise provisions, the warrant was exercised, and 297,000 shares of Trans Global Common Stock were issued.

     (v) Neither Finx nor any of its officers or directors knows of any obligation of Trans Global which was incurred since December 21, 2001 which was not disclosed in writing to Mr. Joseph Sicinski.

     (vi)  No  other   options  were  granted   either   pursuant  to  the  2002
Non-Qualified Stock Option Plan or otherwise.

(b) The issuance of all of the options and shares of Trans Global Common Stock described in Section 3(a) of this Agreement were made in full compliance with the Securities Act of 1933, as amended, and all applicable Federal and state laws relating to the issuance of securities.

(c) Finx understands that Trans Global will seek to make an acquisition or financing following the consummation of the transactions described in this Agreement, but no assurance has been given that it can or will be successful in such negotiations.

(d) All corporate action necessary for the execution and delivery of this Agreement by Finx and the performance by Finx of its terms has been taken, and this Agreement constitutes the valid, binding and enforceable obligation of Finx.

(e) The Retained Shares were acquired by the persons named in Section 2 of this Agreement the account of such persons, for investment and not with a view to the sale or distribution thereof, and the holders of the Retained Shares do not have any registration rights with respect to such shares. None of the holders of the Retained Shares will transfer, encumber or otherwise dispose of any of the
Retained Shares except in compliance with applicable Federal and state securities laws. The certificates for the Retained Shares bear Trans Global's standard investment legend. Finx shall take all action necessary to insure that the persons holding the Retained Shares comply with the provisions of this
Section 3(e).

15. Representations and Warranties of Trans Global. Trans Global represents and warrants to Finx as follows:

(a) All corporate action necessary for the execution and delivery of this Agreement by Trans Global and the performance by Trans Global of its terms has been taken, and this Agreement constitutes the valid, binding and enforceable obligation of Trans Global.

(b) The Retained Shares are duly and validly authorized and issued, fully paid and non-assessable.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.9   Termination Agreement


16. Mutual Release.

(a) Trans Global does hereby unconditionally and irrevocably release and discharge Finx, its officers, directors and counsel and their respective heirs, executors, successors and assigns (the "Finx Releasees") from any and all actions, causes of action, suits, debts, sums of money, accounts, reckonings, notes, bonds, warrants, bills, specialties, covenants, contracts, controversies, agreements, liabilities, obligations, undertakings, promises, damages, claims and demands whatsoever, in law, admiralty or equity, whether known or unknown, foreseen or unforeseen, liquidated or unliquidated, whether asserted personally, derivatively, or in any other capacity, which Trans Global or its successors and assigns had, now have or may in the future can, shall or may have against the Finx Releasees, for, upon or by reason of any matter, cause or thing whatsoever from the beginning of the world to the date of this Agreement, except that Trans Global does not release any Finx Releasee from any of his, her or its obligations under the this Agreement or for any breaches of the representations and warranties contained in this Agreement.

(b) Finx does hereby unconditionally and irrevocably release and discharge Trans Global, its officers, directors and counsel and their respective heirs, executors, successors and assigns (the "TGSI Releasees") from any and all actions, causes of action, suits, debts, sums of money, accounts, reckonings, notes, bonds, warrants, bills, specialties, covenants, contracts, controversies, agreements, liabilities, obligations, undertakings, promises, damages, claims and demands whatsoever, in law, admiralty or equity, whether known or unknown, foreseen or unforeseen, liquidated or unliquidated, which Finx or its successors and assigns ever had, now have or may in the future can, shall or may have against any TGSI Releasee, for, upon or by reason or any matter, cause or thing whatsoever from the beginning of the world to the date of this Agreement; provided, however, that Finx does not release any TGSI Releasee from any of his, her or its obligations under the this Agreement or for any breaches of the representations and warranties contained in this Agreement.

17. Resignation. The parties acknowledge that Lewis S. Schiller has resigned as a director and officer of Trans Global effective on March 4, 2002.

18. Miscellaneous.

(a) Any notice, request, demand, statement, authorization, approval or consent made hereunder shall be in writing and signed by the party giving such notice, and delivered personally or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, or by facsimile transmission or similar means of communication if receipt is confirmed or if transmission of such notice is confirmed by mail or

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.9   Termination Agreement


overnight courier service as provided in this Section 7 (a). Notices shall be deemed to have been received on the date of receipt or the date delivery is refused. Notices shall be sent to the parties at the addresses set forth in the beginning of this Agreement, to the attention of the person signing this Agreement. Notice by facsimile transmission shall be sent to Trans Global at
(631) 724-0039, and to Finx at (561) 447-9896. Either party may, by like notice, change the address, person or fax number to which notice shall be sent.

(b) This Agreement shall be binding upon the parties hereto and their respective successors and assigns.

(c) This Agreement shall be construed in accordance with and governed by the laws of the State of New York applicable to agreements executed and to be performed wholly within such State, without regard to principles of conflicts of laws. Each party hereby (i) irrevocably consents and agrees that any legal or equitable action or proceeding arising under or in connection with this Agreement may be brought in any federal or state court situated in New York or Suffolk County, New York, (ii) irrevocably submits to and accepts, with respect to its properties and assets, generally and unconditionally, the in personam jurisdiction of the aforesaid courts and waives the defense of an inconvenient forum to the maintenance of such action or proceeding, and (iii) agrees that service in any such action may be made either (A) by mailing or delivering a copy of such process to such party in the manner set forth in Section 7(a) of this Agreement, other than by facsimile transmission, or (B) by any other manner permitted by law.

(d) Neither any failure nor any delay on the part of either party in exercising any right, power or privilege under this Agreement shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise of any other right, power or privilege.

(e) No modification, amendment or waiver of any provision of this Agreement, shall be effective unless the same shall be in writing and signed by both parties, in the case of a modification or amendment, or by the party granting the waiver, in the case of a waiver, expressly refers to this Agreement and states that it is a modification, amendment or waiver, as the case may be. Any waiver or consent shall be effective only in the specific instance and for the purpose for which given.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
EXHIBIT 10.9   Termination Agreement


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