Form 10-Q
period 2002-03-31
TRANS GLOBAL SERVICES INC
filed 2002-05-14
CIK 916485

First Quarter 10Q 2002  05/14/02    10:19 AM

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
                                   Form 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                     For Quarter Ended March 31,2002
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

Yes X          No






Number of shares of common stock outstanding as of May 7, 2002: 5,481,295

































                    (This page left intentionally blank)

                   TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial
Statements:
                                                                   Page No.

Report of Independent Certified Public Accountants                    3

Balance Sheets as of March 31, 2002 (unaudited)
and December 31, 2001.                                                4-5

Consolidated Statements of Operations-
Three Months Ended March 31, 2002 (unaudited)
and March 31, 2001 (unaudited).                                       6

Consolidated Statements of Cash Flows-
Three Months Ended March 31, 2002 (unaudited)
and March 31, 2001 (unaudited).                                       7-8

Consolidated Statement of Stockholders' Equity -                      9
Three Months Ended March 31, 2002 (unaudited)

Notes to Consolidated Financial Statements (unaudited)                10-12

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          13-15

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York



We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of March 31, 2002, and the related consolidated statements of operations, and cash flows for the three month periods ended March 31, 2002 and 2001, and the related consolidated statement of stockholders' equity for the three month period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a net loss of approximately $1,047,000 for the three month period ended March 31, 2002 and has a working capital deficiency of approximately $384,000 and an accumulated deficit of approximately $10,598,000 as of March 31, 2002. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated February 23, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.





MOORE STEPHENS, P. C.
Certified Public Accountants.

Cranford, New Jersey
May  7, 2002

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
                                                  March 31,        December 31,
                                                   2002                2001
                                                (Unaudited)
Assets

Current Assets:
Cash                                          $     30,995        $    58,695
Accounts Receivable- Net                         1,935,531          2,116,793
Notes Receivable- i-engineering.com, Inc.           22,448             22,448
Prepaid Expenses and Other Current Assets           49,065             52,781
                                                ----------           --------

Total Current Assets                             2,038,039          2,250,717
                                                ----------          ---------

Property and                                        78,584             92,644
Equipment-Net                                   ----------          ---------

Other Assets:
Customer Lists                                   1,449,715          1,500,000
Other Assets                                        65,827             54,922
                                                ----------          ---------

Total Other Assets                               1,515,542          1,554,922
                                                ----------          ---------
Total Assets                                  $  3,632,165        $ 3,898,283
                                                ==========         ==========












See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                                                     March 31,     December 31,
                                                       2002             2001
                                                    (Unaudited)

Liabilities and Stockholders' Equity

Current Liabilities:
Accounts Payable and Accrued Expenses             $     372,697   $     506,065
Accrued Payroll and Related Taxes and Expenses          677,286         504,318
Loans Payable, Asset-based Lender                     1,292,286       1,527,847
Notes Payable - Outside Investors                        79,319          77,819
                                                    -----------     -----------

Total Current Liabilities                             2,421,588       2,616,049
                                                    -----------     -----------
Commitments and Contingencies                            --              --

Stockholders' Equity:

Common Stock, Par Value $.01 per share,
25,000,000 shares authorized: 6,951,295
issued, 5,481,295 outstanding at March
31, 2002 and 5,854,295 issued, 4,384,295
outstanding at December 31, 2001.                       69,513           58,543
Capital in Excess of Par Value                      14,726,203       13,837,173
Accumulated Deficit                                (10,598,325)      (9,551,077)
                                                    ----------       ----------
                                                     4,197,391        4,344,639
Less:
Notes Receivable; Related Parties                      (16,002)         (91,593)
Treasury Stock, at cost (1,470,000 common shares)   (2,970,812)      (2,970,812)
                                                    ----------        ---------
Total Stockholders' Equity                           1,210,577        1,282,234
                                                    ----------       ----------
Total Liabilities and Stockholders Equity         $  3,632,165     $  3,898,283
                                                   ===========       ==========








See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                                        Three Months Ended
                                                             March 31,
                                                       2002          2001

Revenue                                           $  5,206,452   $ 6,678,193

Cost of Services Provided                            4,865,993     6,200,753
                                                    ----------     ----------
Gross Profit                                           340,459       477,440

Selling, General and Administrative                    543,279       768,984
Amortization of Intangibles                             50,285        68,382
Cost of Issuance of Below Market Options               725,000           -0-
                                                     ---------      ---------
Total Operating Expenses                             1,318,564       837,366

Operating  Loss                                       (978,105)     (359,926)

Other Income (Expenses):
Interest Expense                                      ( 64,574)     ( 43,200)
Interest Income                                            -0-         4,423
Other (Expenses)                                      (  4,569)     (  1,640)
                                                      --------       --------
Total Other (Expenses)- Net                           ( 69,143)     ( 40,417)
                                                     ---------      ---------
Net Loss                                         $  (1,047,248)   $( 400,343)
                                                   ===========    ===========

Basic and Diluted Loss Per Share:
Net Loss                                         $   (     .21)   $ (    .15)
                                                      --------       --------

Weighted Average Number of Shares                    5,014,073     2,619,716










See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Three Months Ended
                                                             March 31,
                                                     2 0 0 2            2 0 0 1

Operating Activities:
Net Loss                                           $ (1,047,248)   $ ( 400,343)
Adjustments to Reconcile Net Loss
to Net Cash Provided By(Used in)
Operations:
Depreciation and Amortization                            65,392         84,706
Cost of Issuance of Below Market Options                725,000            -0-
Variable Price Options                                      -0-         47,833
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Assets:
Accounts Receivable-Net                                 181,262     (1,005,263)
Prepaid Expenses and Other Current Assets                 3,716          4,415
Other Assets                                            (10,905)          (689)
(Decrease) Increase in Liabilities:
Accounts Payable and Accrued
Expenses                                                 16,632       ( 92,245)
Accrued Payroll and Related
Taxes and Expenses                                      172,968        608,526
                                                      ---------       ---------
Total Adjustments                                     1,154,065      ( 352,717)
                                                      ---------       --------

Net Cash -  Operating Activities                        106,817      ( 753,060)
                                                      ---------       ---------
Forward




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                        Three Months Ended
                                                            March 31,

                                                        2002            2001
Net Cash -
Operating Activities Forwarded                     $   106,817   $  ( 753,060)
                                                     ---------       ---------
Investing Activities:
Capital Expenditures                                 (   1,047)     (  11,879)
Repayments from i-engineering.com, Inc.                    -0-         45,577
                                                     ---------       --------
Net Cash -  Investing Activities                     (   1,047)        33,698
                                                     ---------       --------
Financing Activities:
Net Payments  from (to)
Asset-Based Lender                                   ( 235,561)       731,415
Long Term Borrowings                                     1,500          3,750
Proceeds From Exercise of Stock Options                 25,000            -0-
Collection of Notes Receivable, Related Parties
-Stock Option Plan                                      75,591            -0-
                                                      --------      ---------

Net Cash - Financing Activities                      ( 133,470)       735,165
                                                      --------      ---------
Net Increase (Decrease) in Cash                      (  27,700)        15,803
Cash - Beginning of Year                                58,695         58,463
                                                      --------       --------
Cash - March 31                                  $      30,995     $   74,266
                                                   ===========     ==========
Supplemental Disclosures of Cash
Flow Information:
Interest                                         $      63,074     $   38,557
Income Taxes                                     $         -0-     $      -0-


Supplementary Disclosure of Non-Cash Investing Activities during the three months ended March 31, 2002.

Reduced exercise price of outstanding warrants
in exchange for existing debt                    $     150,000     $      -0-





See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (UNAUDITED)
-----------------------------------------------------------------------------


                                                       Shares           Amounts

Common Stock $.01 Par Value, Authorized
25,000,000 Shares
Balance - December 31, 2001                           5,854,295      $   58,543
Shares Issued on Exercise of Below Market Options       800,000           8,000
Shares Issued on Exercise of Warrants                       -0-           2,970
Shares Issued on Exercise of Warrants
Exchanged for Existing Debt                             297,000             -0-
                                                      ---------          ------
Balance - March 31, 2002                              6,951,295      $   69,513
                                                      =========          ======
Capital in Excess of Par Value
Balance - December 31, 2001                                       $  13,837,173
Issuance and Exercise of Below Market Options                           742,000
Warrants Exercised in Exchange for Existing Debt                        147,030
                                                                   ------------
Balance - March 31, 2002                                          $  14,726,203
                                                                   ============
Accumulated Deficit
Balance - December 31, 2001                                       $ (9,551,077)
Net Loss                                                            (1,047,248)
                                                                    -----------
Balance - March 31, 2002                                          $(10,598,325)
                                                                    ==========
Notes Receivable; Related Parties
Balance - December 31, 2001                                       $ (   91,593)
Collection of Notes Receivable                                          75,591
                                                                    ----------
Balance - March 31, 2002                                          $ (   16,002)
                                                                    ==========
Treasury Stock
Balance - December 31, 2001                          1,470,000     $(2,970,812)
Balance - March 31, 2002                             1,470,000     $(2,970,812)


Total Stockholders' Equity
Balance - December 31,  2001                                       $ 1,282,234
Issuance and Exercise of Below Market Options                          750,000
Warrants Exercised in Exchange for Existing Debt                       150,000
Collection of Notes Receivable, Related Parties
 Stock Option Plan                                                      75,591
Net Loss for the Three Months Ended
 March 31, 2002                                                    ( 1,047,248)
                                                                   ------------
Balance - March 31, 2002                                           $ 1,210,577
                                                                   ============


See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through three subsidiaries, Avionics Research Holdings, Inc.,["Holdings"], Resource Management International, Inc. ["RMI"] and Truecom, Inc. ("Truecom"). The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace and aircraft industries.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations for the three months ended March 31, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 2001. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

(3)      Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2002, the Company has a loss from operations, a working capital deficiency of approximately $384,000, and an accumulated deficit, that raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek additional financing through equity issuances, mergers and/or acquisitions consistent with its original business plan, although it has no agreements or understandings with respect to any financing, merger or acquisition and it may not be successful in securing such agreement or understanding. Because of the Company's stock price and the trading volume in its stock and because the common stock is not listed on the Nasdaq Stock Market, it is unlikely that the Company can raise significant funds through the sale of equity securities. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(4)    Loan Payable - Asset Based Lender

On October 16, 2001, the Company entered into a one year agreement with an asset-based lender (factor) which Agreement shall be deemed automatically renewed for successive periods of one year; subject to the right of either party to terminate it at any time upon at least 60 days written notice. Pursuant to this agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2.5% plus a fee of .7% of the receivables factored with a minimum monthly charge of $12,000.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

The maximum availability under this credit agreement is $2.5 million, and at March 31, 2002, the maximum available under the borrowing base formula was $1,640,000.

(5)  Agreement with The Finx Group

On November 15, 2001, the Company entered into an agreement with The Finx Group, Inc. ("Finx"), pursuant to which it issued 5,000,000 shares of common stock to Finx in December 2001, Finx issued 2,500,000 shares of Finx common stock to the Company in December 2001, and Finx agreed to invest $1,000,000, for which the Company was to issue shares of preferred stock which were convertible into 3,000,000 shares of common stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of common stock. On March 7, 2002, the agreement was terminated, Finx returned to the Company
4,000,000 shares of common stock, the Company returned to Finx the 2,500,000 shares of Finx common stock and all of the shares of preferred stock which were issued or issuable pursuant to the November 2001 agreement were cancelled. The effects of the cancellation are reflected retroactively in the consolidated financial statements for the year ended December 31, 2001. The net effect of the transaction was the issuance by the Company of 1,000,000 shares of common stock to designees of Finx for $250,000, which is reflected in the consolidated financial statements. The 1,000,000 shares are held by designees of Finx, including Mr. Lewis S. Schiller and members of his family. Mr. Schiller was the Company's chief executive officer and chairman of the Board of Directors from December 2001 until March 2002.

(6) Stock Options and Warrants

In January 2002, the Company's board of directors approved the 2002 Non-Qualified Stock Option Plan, pursuant to which non-qualified stock options could be granted up to 3,500,000 shares. Pursuant to this plan, the then chief executive officer granted options to purchase a total of 3,100,000 shares of common stock at an exercise price of $.05 per share. All of such options were exercised in January and February 2002. The grants included a grant of an option to purchase 2,500,000 shares to a non-affiliated consultant who exercised such option in full, and subsequently cancelled the exercise and returned to the Company 2,300,000 of the shares, which shares remain available for grant under the plan. As a result of the grant of the options at an exercise price which was below the then current market price, the Company recognized a non-cash charge to earnings of $725,000, on the 800,000 shares of the Company's common stock issued, in the first quarter of 2002.

In February 2002, the then chief executive officer reduced the exercise price of certain warrants, previously issued to an outside consultant, to purchase 300,000 shares of common stock from $.35 per share to $.01 per share and provided that the holder of the warrant could exercise the warrant on a cashless exercise basis in exchange for debt currently due the holder of $150,000. As a result, the Company issued 297,000 shares of common stock.






PAGE  12
TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


On April 12, 2002, the board of directors terminated the 1998 and 1999 incentive stock option plans. At such date, there were outstanding options to purchase 20,000 shares of common stock, which remain outstanding. On that date, the board of directors granted options to purchase 758,705 shares of common stock under the Company's 2002 Non-Qualified Stock Option Plan to employees at $.07 per share, which was the fair market value on such date.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations


Three Months Ended March 31, 2002 and 2001

Revenue from technical temporary staffing services is based on the hourly cost of payroll plus a percentage. The success of our business is dependent upon our ability to generate sufficient revenue to enable us to cover our fixed costs and other operating expenses and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, payments from our clients are based upon the hourly rate paid to the employee, without regard to when payroll taxes are payable with respect to the employee. Accordingly, our cost of services are greater during the first part of the year, when Federal Social Security taxes and state unemployment and related taxes, which are based on a specific level of compensation are due. Thus until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2002, Social Security taxes are payable on the first $84,900 of compensation. Once that level of compensation is paid with respect to any employee, there is no further requirement for us to pay Social Security tax for such employee. Since many of our employees receive compensation in excess of that amount, our costs with respect to any employee are significantly higher during the period when we are required to pay Social Security taxes than it is after such taxes have been paid.

Our revenue, derived principally from the aircraft and aerospace industries, totaled $5.2 million for the three month period ended March 31, 2002 (the "March 2002 period"), a decrease of 22% from the revenue of $6.7 million for the three month period ended March 31, 2001 (the "March 2001 period"). This decrease is attributable to a decline in the requirements from our existing clients.

Our gross margins for the March 2002 period and the March 2001 period were 6.5% and 7.1%, respectively. The decrease in gross margin during the March 2002 period is attributed to the increase in lower margin business from our aircraft and aerospace clients as well as the loss of higher margin business in the information technology segment of our business.

Selling, general and administrative expenses declined approximately $225,000, or 29.4% from $769,000 in the March 2001 period to $543,000 in the March 2002 period. Selling, general and administrative expenses for the March 2001 period included non-cash compensation expense of $48,000 resulting from the treatment of options as variable price options rather than fixed price options as a result of the January 2001 reduction in the exercise price of our outstanding options to $.125 per share. The decline in the selling, general and administrative expenses reflects principally the effect of our continued cost reduction program.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)


As a result of the continued reduced level of revenue and the increase in services generating a lower gross margin, our gross profit was not sufficient to cover our selling, general and administrative expenses in either the March 2002 period or the March 2001 period, resulting in an operating loss before amortization of intangibles and the cost of issuance of below market options of $203,000 for the March 2002 period, as compared with an operating loss of $292,000 for the March 2001 period.

Interest expense during the March 2002 period increased by 49.5% from the March 2001 period. This increase is primarily attributable to the higher interest expense associated with the Company's having to utilize the financing services of an asset-based lender rather than a commercial bank.

As a result of the foregoing, we incurred a net loss of approximately $1,047,000, or $.21 per share (basic and diluted), for the March 2002 period, compared to a loss of approximately $400,000, or $.15 per share (basic and diluted) for the March 2001 period.


Liquidity and Capital Resources

As of March 31, 2002, we had a working capital deficiency of approximately $384,000 compared to a deficiency of $365,000 at December 31, 2001. The most significant current asset at March 31, 2002 was our accounts receivable, which were approximately $1.9 million. These receivables were offset by payroll and related expenses of approximately $1.0 million and $1.3 million due to our asset-based lender. The payroll and related taxes and expenses relate primarily to compensation to our contract employees and related taxes, which were paid during the first week of April 2002. During the three months ended March 31, 2002, operating activities provided cash flow of approximately $107,000. Our principal source of cash during the three month period was our credit facility with our asset-based lender.

On October 16, 2001 we entered into a one year agreement with an asset-based lender. The agreement continues for successive one-year periods with either party having the right to terminate it at any time upon at least 60 days written notice. Under the agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 2.5% plus a fee equal to .7% of the value of the receivables financed with a maximum availability of $2.5 million. The minimum monthly fee on the credit agreement is $12,000 per month. At March 31, 2002 and December 31, 2001, the maximum available under our borrowing formula was $1,640,000 and $1,750,000 respectively. In the event that our credit agreement is terminated and we are not able to obtain a replacement credit facility or to enter into any acquisition agreement, we may be unable to continue in business.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)

Our current liabilities include a $79,000 note payable to outside investors. We intend to pay this balance of the notes when we receive the proceeds from i-engineering.com

We expect that we will continue to incur losses, at least through the third quarter of 2002 and losses may continue thereafter. Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. We will consider an acquisition if we believe that the company would provide us with adequate financial resources. Any acquisition is likely to result in a change of control and substantial dilution to our stockholders. Although we have engaged in negotiations in the past, none of such negotiations has resulted in an agreement. Although we have engaged in negotiations with respect to an acquisition, such negotiations have not resulted in a letter of intent or memorandum of understanding and we cannot assure you that we will complete any acquisition.

Forward Looking Statements

The statements in this Form 10-Q that are not descriptions of historical facts may be forward-looking statements that are subject to risks and uncertainties. In particular, statements in this Form 10-Q that state our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions are "forward-looking statements." Forward-looking statements are subject to risks, uncertainties and other factors, including, but not limited to , those identified under "Risk Factors", in our Form 10-K for the year ended December 31, 2001 and those described in Management's Discussion and Analysis of Financial Conditions and Results of Operations in our Form 10-K and this Form 10-Q, and those described in any other filings by us with the Securities and Exchange Commission, as well as general economic conditions, any one or more of which could cause actual results to differ materially from those stated in such statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)


                                            -------------------------
Date:  May 14, 2002                         Joseph G. Sicinski
                                            (Chief Executive Officer)





                                            ------------------------
Date:  May 14, 2002                         Joseph E. Link
                                            (Chief Financial Officer)