Form 10-Q
period 2002-06-30
TRANS GLOBAL SERVICES INC
filed 2002-08-14
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549
                         Form 10-Q



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002                 Commission File  Number 0-23382



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

Yes X          No

Number of shares of common stock outstanding as of August 13, 2002: 9,480,000

                 This page left intentionally blank

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part 1 - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------

Report of Independent Certified Public Accountants                        4

Balance Sheets as of June 30, 2002 (unaudited)
 and December 31, 2001.                                                 5-6

Consolidated Statements of Operations-
Three and Six Months Ended June 30, 2002 (unaudited)
 and June 30, 2001(unaudited).                                            7

Consolidated Statements of Cash Flows-
Six Months Ended June 30, 2002 (unaudited)
 and June 30, 2001  (unaudited).                                        8-9

Consolidated Statement of Stockholders' Equity -                         10
Six Months Ended June 30, 2002 (unaudited)

Notes to Consolidated Financial Statements                            11-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-16

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                             17

Independent Accountant's  Report


To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York


We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of June 30, 2002, and the related consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2001, the related consolidated statement of stockholders' equity for the six month period ended June 30, 2002 and the related consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a net loss of approximately $1,349,000 for the six months ended June 30, 2002 and has a working capital deficiency of approximately $586,000 and an accumulated deficit of approximately $10,900,000 as of June 30, 2002. Managements plans in regard to these matters are also described in Notes 3 and 7. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended [ not presented herein]; and in our report dated February 23, 2002, we expressed an unqualified opinion on those consolidated financial statements.



MOORE STEPHENS, P. C.
Certified Public Accountants.
August 13, 2002
Cranford, New Jersey

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
                                               June 30,          December 31,
                                                 2002                2001
                                              (Unaudited)

Assets

Current Assets:
  Cash                                       $      22,971      $    58,695
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              1,753,125        2,116,793
  Notes Receivable- i-engineering.com, Inc.            0-           22,448
  Prepaid Expenses and Other Current Assets         72,949           52,781
                                                  --------        ---------
Total Current Assets                             1,849,045        2,250,717

Property and Equipment-Net                         103,656           92,644

Other Assets:
  Customer Lists                                 1,399,431        1,500,000
  Other Assets                                      49,739           54,922
                                                 ---------        ---------
Total  Other Assets                          $   1,449,170      $ 1,554,922
                                                 ---------        ---------

Total Assets                                 $   3,401,871      $ 3,898,283
                                             =============      ===========












See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                    June 30,     December 31,
                                                      2002          2001
                                                  (Unaudited)


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable and Accrued Expenses             $  361,729     $  506,065
  Accrued Payroll and Related Taxes and Expenses       687,348        504,318
  Loans Payable, Asset-based Lender                  1,304,875      1,527,847
  Notes Payable- Outside Investors                      80,819         77,819
                                                     ---------      ---------
Total Current Liabilities                            2,434,771      2,616,049


Commitments and Contingencies                                -              -

Stockholders'  Equity:
  Common Stock, $.01 Par Value, 25,000,000
  Shares Authorized. 2002: 7,600,000 issued,
  6,130,000 outstanding, 2001: 5,854,295
  issued, 4,384,295 outstanding.                        76,000          58,543

  Capital in Excess of Par Value                    14,765,125      13,837,173
  Accumulated Deficit                              (10,899,682)    ( 9,551,077)
                                                    -----------    ------------
                                                     3,941,443       4,344,639
Less:
  Notes Receivable  Related Parties                (    3,531)    (    91,593)
  Treasury Stock, at cost
   - 1,470,000 shares                               (2,970,812)    ( 2,970,812)
                                                    -----------    ------------
Total Stockholders' Equity                             967,100       1,282,234
                                                    ----------      -----------
Total Liabilities and Stockholders' Equity        $  3,401,871     $ 3,898,283
                                                  ============     ===========




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                              Three Months Ended            Six Months Ended
                                    June 30,                     June 30,
                                2002        2001            2002        2001


Revenues                    $ 5,532,220  $7,274,485    $10,738,672  $13,952,678

Cost of Services Provided     5,116,301   6,594,798      9,982,294   12,795,551
                             ----------  ----------     ----------   ----------
Gross Profit                    415,919     679,687        756,378    1,157,127

Selling, General and
 Administrative Expenses        658,033     737,009      1,201,312    1,505,993
Amortization of Intangibles      50,285      68,382        100,570      136,764
Cost of Issuance of Below
 Market Options                     -0-         -0-        725,000         -0-
                              ---------     --------    ----------    ---------
Total Operating Expenses        708,318     805,391      2,026,882    1,642,757

Operating Loss               (  292,399)  ( 125,704)   ( 1,270,504)  (  485,630)

Other Income (Expenses):
  Interest Expense           (   63,302)  (  57,039)   (   127,876)  (  100,239)
  Interest Income                   -0-       2,306            -0-        6,729
  Other Income (Expense)         54,344   (   7,213)        49,775   (    8,853)
                              ---------    --------     ----------   ----------
Total Other (Expenses)-Net   (    8,958)  (  61,946)   (    78,101)  (  102,363)
                              ----------   ---------     ----------   ----------

Net Loss                 $   (  301,357) $( 187,650)   $(1,348,605) $(  587,993)
                            ===========   ==========   ===========   ==========

Basic and Diluted
 Loss Per Share          $   (      .05) $ (    .06)   $(      .25) $(      .20)
                             ---------     --------    -----------   ----------

Weighted Average
 Number of Shares            5,722,130    3,300,275      5,370,057    2,961,875








See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                         Six Months Ended
                                                              June 30,
                                                     2 0 0 2          2 0 0 1

Operating Activities:
Net (Loss)                                         $(1,348,605)     $ (587,993)
Adjustments to Reconcile Net (Loss)
 to Net Cash (Used in) Provided By
Operations:
 Depreciation and Amortization                         130,452         170,627
 Cost of Issuance of Below Market Options              725,000            -0-
 Variable Price Options                                    -0-           3,827
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Assets:
 Accounts Receivable-Net                               363,668        (797,244)
 Prepaid Expenses and Other Current Assets           (  20,168)          2,908
(Decrease) Increase in Liabilities:
 Accounts Payable and Accrued Expenses                   5,664        ( 33,462)
 Accrued Payroll and Related Taxes and Expenses        183,030         518,868
                                                     ---------        ---------
Total Adjustments                                    1,387,646        (134,476)
                                                     ---------         --------

Net Cash -  Operating Activities                        39,041        (722,469)
                                                     ---------        ---------
Forward












See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                       Six Months Ended
                                                            June 30,
                                                        2002          2001

Net Cash -
 Operating Activities Forwarded                     $  39,041     $ (722,469)

Investing Activities:
 Capital Expenditures                                (  2,368)      ( 39,131)
 Repayments from i-engineering.com                        -0-        193,272
 Other, net                                          ( 10,900)      (  2,255)
                                                    ---------       ----------
Net Cash -  Investing Activities                     ( 13,268)       151,886

Financing Activities:
 Net Payments from (to)
  Asset-Based Lender                                ( 222,972)       675,728
 Proceeds from Exercise of Options                     70,413            -0-
 Increase/(Repayment) of Note Payable
   -outside investors                                   3,000      (  75,389)
 Collection of Notes Receivable, Related
   Parties  Stock Option Plan                         88,062            -0-
                                                   ----------     -----------

Net Cash - Financing Activities                       (61,497)       600,339
                                                   ----------      ----------

Net Increase (Decrease) in Cash                      ( 35,724)        29,756

Cash  - Beginning of Year                              58,695         58,463
                                                   ----------        ----------

Cash  - June 30                                    $   22,971      $  88,219
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
   Interest                                        $  124,876      $  95,735
   Income Taxes                                    $      -0-      $     -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the six months ended June 30, 2002 and 2001.

Six Months Ended June 30, 2002
Reduced exercise price of outstanding warrants
in exchange for existing debt                      $  150,000      $     -0-

Received capital assets in exchange for
cancellation of notes and accounts receivable      $   38,527      $     -0-

Six Months Ended June 30, 2001 - None
See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Consolidated Statement of Stockholders' Equity (UNAUDITED)
-----------------------------------------------------------------------------


                                                       Shares           Amounts

Common Stock $.01 Par Value, Authorized
25,000,000 Shares
Balance - December 31, 2001                           5,854,295      $   58,543
Shares Issued on Exercise of Below Market Options       800,000           8,000
Shares Issued on Exercise of Stock Options              648,705           6,487
Shares Exchanged for Existing Debt                      297,000           2,970
                                                      ---------          ------
Balance  June 30, 2002                               7,600,000      $   76,000
                                                      =========          ======
Capital in Excess of Par Value
Balance - December 31, 2001                                       $  13,837,173
Issuance and Exercise of Below Market Options                           742,000
Warrants Exercised in Exchange for Existing Debt                        147,030
Exercise of Stock Options                                                38,922
                                                                   ------------
Balance - June 30, 2002                                           $  14,765,125
                                                                   ============
Accumulated Deficit
Balance - December 31, 2001                                       $ (9,551,077)
Net Loss for the Six Months Ended June 30, 2002                     (1,348,605)
                                                                    -----------
Balance - June 30, 2002                                           $(10,899,682)
                                                                    ==========
Notes Receivable; Related Parties
Balance - December 31, 2001                                       $ (   91,593)
Collection of Notes Receivable                                          88,062
                                                                    ----------
Balance - June 30, 2002                                           $ (    3,531)
                                                                    ==========
Treasury Stock
Balance - December 31, 2001                         1,470,000     $ (2,970,812)
Balance - June 30, 2002                             1,470,000     $ (2,970,812)


Total Stockholders' Equity
Balance - December 31,  2001                                      $  1,282,234
Issuance and Exercise of Below Market Options                          750,000
Warrants Exercised in Exchange for Existing Debt                       150,000
Collection of Notes Receivable, Related Parties
 Stock Option Plan                                                      88,062
Exercise of Stock Options                                               45,409
Net Loss for the Six Months Ended
 June 30, 2002                                                     ( 1,348,605)
                                                                  ------------
Balance - June 30, 2002                                           $    967,100
                                                                  ============
See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (1) Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through three subsidiaries, Avionics Research Holdings, Inc.,["Holdings"], Resource Management International, Inc. ["RMI"] and Truecom, Inc. (Truecom). The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace and aircraft industries.

In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations for the three and six months ended June 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 2001. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

(3) Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2002, the Company has a loss from operations, a working capital deficiency of approximately $586,000, and an accumulated deficit, that raise substantial doubt about the Companys ability to continue as a going concern. Management is raising additional financing through equity issuances and intends to develop additional revenues through the acquisition of temporary staffing contracts from other staffing companies (See Note 7 Subsequent Event). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(4)    Loan Payable - Asset Based Lender

On October 16, 2001, the Company entered into a one year agreement with an asset- based lender (factor) which Agreement shall be deemed automatically renewed for successive periods of one year; subject to the right of either party to terminate it at any time upon at least 90 days written notice. Based upon the agreement described in Note 7, on July 12, 2002, the Company advised the asset-based lender that it would not be renewing the existing agreement. Pursuant to this Agreement, the Company can borrow up to 85% of its qualified accounts receivables at an interest rate of prime plus 2.5% plus a fee of .7% of the receivables factored with a minimum monthly charge of $12,000. The maximum availability under this credit agreement is $2.5 million, and at June 30, 2002, the maximum available under the borrowing base formula was $1,490,000.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

(5)  Agreement with The Finx Group

On November 15, 2001, the Company entered into an agreement with The Finx Group, Inc. (Finx), pursuant to which it issued 5,000,000 shares of Common Stock to Finx in December 2001, Finx issued 2,500,000 shares of Finx common stock to the Company in December 2001, and Finx agreed to invest $1,000,000, for which the Company was to issue shares of preferred stock which were convertible into 3,000,000 shares of Common Stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of Common Stock. On March 7, 2002, the agreement was terminated, Finx returned to the Company
4,000,000 shares of Common Stock, the Company returned to Finx the 2,500,000 shares of Finx Common Stock and all of the shares of preferred stock which were issued or issuable pursuant to the November 2001 agreement were cancelled. The effects of the cancellation are reflected retroactively in the consolidated financial statements for the year ended December 31, 2001. The net effect of the transaction was the issuance by the Company of 1,000,000 shares of Common Stock to designees of Finx for $250,000, which is reflected in the consolidated financial statements. The 1,000,000 shares are held by designees of Finx, including Mr. Lewis S. Schiller and members of his family. Mr. Schiller was the Companys chief executive officer and chairman of the Board of Directors from December 2001 until March 2002.

(6) Stock Options and Warrants

In January 2002, the Companys board of directors approved the 2002 Non-Qualified Stock Option Plan, pursuant to which non-qualified stock options could be granted up to 3,500,000 shares. Pursuant to this plan, the then chief executive officer granted options to purchase a total of 3,100,000 shares of Common Stock at an exercise price of $.05 per share. All of such options were exercised in January and February 2002. The grants included a grant of an option to purchase 2,500,000 shares to a non-affiliated consultant who exercised such option in full, and subsequently cancelled the exercise and returned to the Company 2,300,000 of the shares, which shares remain available for grant under the plan. As a result of the grant of the options at an exercise price which was below the then current market price, the Company recognized a non-cash charge to earnings of $725,000, on the 800,000 shares of the Companys Common Stock issued, in the first quarter of 2002.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

On April 12, 2002, the board of directors terminated the 1998 and 1999 incentive stock option plans. At such date, there were outstanding options to purchase 20,000 shares of Common Stock, which remain outstanding. On that date, the board of directors granted options to purchase 758,705 shares of Common Stock under the Companys 2002 Non-Qualified Stock Option Plan to employees at $.07 per share, which was the fair market value on such date. In May and June 2002 options to purchase 648,705 shares of Common Stock were exercised. At June 30, 2002 options to purchase 110,000 shares of common stock remain outstanding under the Non- Qualified Stock Option Plan.

 (7)  Subsequent Event.  Potential Change In Control

In July 2002, the Company sold 1,000,000 shares of Common Stock to Phoenix Marketing Services, Inc. (Phoenix) an unaffiliated company, for a purchase price of $100,000. The agreement was entered into in anticipation of a more comprehensive agreement between the two parties, and the president of the Company agreed that if the subsequent transaction was not consummated, he would purchase the shares for $100,000.

In August 2002, the Company and NAG Financial, LLC (NAG), a Texas limited liability company associated with Phoenix, entered into an agreement pursuant to which:

     * The Company agreed to sell to NAG 7,000,000 shares of Common Stock for $740,000, of which NAG purchased 2,350,000 for $250,000 on August 13, 2002, and agreed to purchase 1,150,000 shares for $120,000 by August 22, 2002 and the remaining 3,500,000 shares in two equal installments on November 12, 2002 and February 12, 2003.

     * Phoenix and NAG agreed to transfer or cause its affiliates to transfer to the Company contracts or contract rights for which the Company would pay a 2% commission, up to a maximum of $1,000,000 on revenue generated from the contracts or contract rights and a maximum of 2,000,000 shares of a newly created series of preferred stock, designated the Series A Convertible Preferred Stock, which would be issued at the rate of one share for each $.21 of gross profit generated from the contracts and contract rights. Each share of Series A Preferred Stock is convertible into two (2) shares of Common Stock. The Company is authorized to issue a maximum of 5,000,000 Preferred Shares.

     * Until the earlier of the date NAG makes the third payment or November 12, 2002, Messrs. Joseph G. Sicinski and Joseph E. Link agreed to vote their shares of Common Stock for the election of the board of directors nominees for director and on all other matters in accordance with instructions from NAG.

In connection with the August agreement, the Company elected Art Grider, who is president of Phoenix, as chief executive officer and president, Mr. Grider was also elected a director. The Company contemplates that additional directors will be elected to the board. As a result of the issuance of the 3,350,000 shares to Phoenix and NAG pursuant to the July and August agreements, and NAGs agreement to purchase an additional 4,650,000 shares of common stock, there may be deemed to be a change of control of the Company. The 3,350,000 shares of Common Stock issued to Phoenix and NAG in July and on August 13, 2002, represented 35.3% of the outstanding Common Stock after giving effect to the issuance of such shares. Upon the purchase by NAG of the remaining 4,650,000 shares, Phoenix and NAG will own 56.6% of our Common Stock. As a result of the change of control, certain available net operating loss carryforwards may be limited in accordance with IRS Regulations.

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

Three Months Ended June 30, 2002 and 2001

Our revenue, derived principally from the aircraft and aerospace industries, totaled $5.5 million for the three month period ended June 30, 2002 (the "June 2002 period"), a decrease of 25% from the revenue of $7.3 million for the three month period ended June 30, 2001 (the "June 2001 period"). This decrease is attributable to a decline in the requirements from our existing clients.

Our gross margins for the June 2002 period and the June 2001 period were 7.5% and 9.3%, respectively. The decrease in gross margin during the June 2002 period is attributed to the increase in lower margin business from our aircraft and aerospace clients as well as the loss of higher margin business in the information technology segment of our business.

Selling, general and administrative expenses declined approximately $79,000, or 10.7% from $737,000 in the June 2001 period to $658,000 in the June 2002 period. The decline in the selling, general and administrative expenses reflects principally the effect of our continued cost reduction program.

As a result of the continued reduced level of revenue and the increase in services generating a lower gross margin, our gross profit was not sufficient to cover our selling, general and administrative expenses in either the June 2002 period or the June 2001 period, resulting in an operating loss of $292,000 for the June 2002 period, as compared with an operating loss of $126,000 for the June 2001 period.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)


Interest expense during the June 2002 period increased by 11% from the June 2001 period. This increase is primarily attributable to the higher interest expense associated with the Companys having to utilize the financing services of an asset- based lender rather than a commercial bank.

As a result of the foregoing, we incurred a net loss of approximately $301,000, or $.05 per share (basic and diluted), for the June 2002 period, compared to a loss of approximately $188,000, or $.06 per share (basic and diluted) for the June 2001 period.

Six Months Ended June 30, 2002 and 2001

We had revenues of $10.7 million for the six months ended June 30, 2002, reflecting a 23.0% decrease over the revenues of $14.0 million for the same period one year earlier. During the six months ended June 30, 2002 our four largest customers, Lockheed-Martin, Bell Helicopter, Boeing and Gulfstream Aerospace accounted for approximately 72% of our overall revenue. The gross margin decreased to 7.0% in the six months ended June 30, 2002 form 8.3% for the six months ended June 30, 2001. This decrease in gross margin is attributed to the increase in lower margin business for our aircraft and aerospace clients as well as the loss of high margin business in the Information Technology segment of our business.

Selling, general and administrative expenses decreased by $305,000, or 20.2%, in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The decline reflects principally the effects of our continued cost reduction program.

Interest expense during the current six month period increased by approximately $28,000 or 28.0% compared to the six months ended June 30, 2001. This increase is primarily attributable to the higher interest expense associated with the Companys having to utilize the financing services of an asset-based lender rather than a commercial bank.


Liquidity and Capital Resources

As of June 30, 2002, we had a working capital deficiency of approximately $586,000 compared to a deficiency of $365,000 at December 31, 2001. The most significant current asset at June 30, 2002 was our accounts receivable, which were approximately $1.8 million. These receivables were offset by payroll and related expenses of approximately $1.0 million and $1.3 million due to our asset-based lender. The payroll and related taxes and expenses relate primarily to compensation to our contract employees and related taxes, which were paid during the first week of July 2002. During the six months ended June 30, 2002, operating activities provided cash flows of approximately $39,000. Our principal source of cash during the six month period was our credit facility with our asset-based lender.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)

Liquidity and Capital Resources (continued)


On October 16, 2001 we entered into a one year agreement with an asset-based lender. The agreement continues for successive one-year periods with either party having the right to terminate it at any time upon at least 90 days written notice. Under the agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 2.5% plus a fee equal to .7% of the value of the receivables financed with a maximum availability of $2.5 million. The minimum monthly fee on the credit agreement is $12,000 per month. At June 30, 2002 and December 31, 2001, the maximum available under our borrowing formula was $1,490,000 and $1,750,000 respectively. On July 12, 2002 the Company advised the asset-based lender that it would not be renewing the current agreement, based on the agreement with NAG Financial LLC (See Note 7). The cancellation was based on advice from NAG that it would be able to provide us with an alternative funding source. However, we are not presently engaged in any discussions or negotiations with respect to any replacement lender, and, if we do not find an alternative lender or other source of funds, we may be unable to continue in business. Because of our poor financial condition, we expect that it will be difficult for us to find a new lender and we cannot give any assurance that we will be able to enter into an agreement with another lender.

Our current liabilities include a $81,000 note payable to outside investors. We intend to pay this balance of the notes when we receive the proceeds from the sale of equity securities (See Note 7).

We expect that we will continue to incur losses, at least through the third and fourth quarters of 2002 and losses may continue thereafter. The Company has raised additional funds through the sale of our equity securities to Phoenix and NAG, and, as a result of the agreements with Phoenix and NAG and the other agreements described in Note 7, Phoenix and NAG are the Companys controlling stockholders. The estimated proceeds from the sale of stock to Phoenix and NAG will be sufficient to enable us to meet our cash requirements for 2002.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

10.1 Stock Purchase Agreement dated August 12, 2002 between the Registrant and NAG Financial LLC

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)

                                          /s/ Joseph G. Sicinski
                                            -------------------------
Date: August 13, 2002                         Joseph G. Sicinski
                                            (Chief Executive Officer)




                                           /s/ Joseph E. Link

                                            ------------------------
Date:  August 13, 2002                         Joseph E. Link
                                            (Chief Financial Officer)






          CERTIFICATION OF CHIEF EXECUTIVE AND FINANCIAL OFFICERS

The undersigned chief executive officer and chief financial officer of the Registrant do hereby certify that this Quarterly Report on Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Act of 1934, as amended, and that the information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the Registrant at the dates and for the periods shown in such report.



                                            /s/ Joseph G. Sicinski
                                            -------------------------
Date:  August 13, 2001                       Joseph G. Sicinski
                                            (Chief Executive Officer)




                                            /s/ Joseph E. Link
                                            ------------------------
Date:  August 13, 2001                          Joseph E. Link
                                            (Chief Financial Officer)

Date: August 12, 2002

Trans Global Services, Inc.
1393 Veterans Memorial Highway
Hauppauge, NY 11788

Attention of Joseph G. Sicinski, President and CEO

                           Stock Purchase Agreement

Dear Sirs:

This agreement shall set forth the terms on which NAG Financial LLC, a Texas Limited Liability Company ("NAG") will purchase from Trans Global Services, Inc., a Delaware corporation ("Trans Global"), an aggregate of seven million (7,000,000) shares of Trans Global's common stock, par value $.01 per share ("Common Stock"), and transfer contracts and contract rights to Trans Global or a wholly-owned subsidiary of Trans Global for which Trans Global will issue to NAG shares of Series A Convertible Preferred Stock, par value $.01 per share ("Series A Preferred Stock").

1.       Purchase of Shares.

     (a) NAG hereby agrees to purchase from Trans Global, and Trans Global agrees to sell to NAG seven million (7,000,000) shares (the "Shares") of Common Stock for a purchase price (the "Purchase Price") of seven hundred forty thousand dollars ($740,000).

     (b) The Purchase Price shall be paid as follows:

          (i) An initial purchase of two million three hundred fifty thousand (2,350,000) shares of Common Stock shall be made by paying two hundred fifty thousand dollars ($250,000) by wire transfer not later than noon, New York City time, on August 13, 2002 to an account designated by Trans Global.

          (ii) A second purchase of one million one hundred fifty thousand (1,150,000) shares of Common Stock shall be made by paying one hundred twenty thousand dollars ($120,000) by wire transfer not later than noon, New York City time, on August 22, 2002 to an account designated by Trans Global.

          (iii)A third purchase of one million seven hundred fifty thousand (1,750,000) shares of Common Stock shall be made by paying one hundred eighty five thousand dollars ($185,000) by wire transfer not later than noon, New York City time on November 12, 2002 to an account designated by Trans Global.

          (iv) A fourth and final purchase of one million seven hundred fifty thousand (1,750,000) shares of Common Stock shall be made by paying one hundred eighty five thousand dollars ($185,000) by wire transfer not later than noon, New York City time on February 12, 2003 to an account designated by Trans Global.

2.       Transfer of Contracts and Contract Rights.

(a) During the nine month period commencing on the date of this Agreement, NAG shall transfer or cause an associate of NAG to transfer to Trans Global or a wholly-owned subsidiary of Trans Global, as Trans Global shall request, contracts or contract rights relating to temporary staffing or other similar or related services. The determination of which contracts or contract rights to assign shall be made by NAG or an associate, subject to the reasonable approval by Trans Global. The contracts and contract rights transferred to Trans Global pursuant to this Section 2(a) are referred to as the "Assigned Contracts."

(b) In consideration for the transfer of the contracts and contract rights pursuant to Section 2(a) of this Agreement, Trans Global shall issue to NAG a maximum of two million (2,000,000) shares (the "Preferred Shares") of Trans Global's Series A Preferred Stock, issuable as hereinafter provided.

(c) Each share of Series A Preferred Stock will be convertible, at any time, into two (2) shares of Trans Global's Common Stock, and holders of the Series A Preferred Stock shall have the rights, preferences and privileges, subject to the limitations, set forth in the certificate of designation (the "Certificate of Designation") in substantially the form of Exhibit A to this Agreement.

(d) During each Computation Period, Trans Global will issue to NAG one (1) share of Series A Preferred Stock for each twenty one cents ($.21) of gross profit generated by the Assigned Contracts during the Computation Period. Gross profit shall be determined in accordance with generally accepted accounting principles consistently applied as reflected in the financial statements filed as part of Trans Global's Form 10-K annual report; provided, however, that the fee payable pursuant to Section 3 of this Agreement shall be treated as cost of revenue for purposes of determining gross profit.

(e) "Computation Period" shall mean a six-month period ending on December 31 and June 30 of each year, commencing with December 31, 2002 and ending with June 30, 2005; provided, however, that the first Computation Period shall be the period commencing on the Closing Date and ending on December 31, 2002.

(f) The Series A Preferred Stock shall be issued within fifteen (15) business days after the filing of Trans Global's Form 10-K for the year end and the Form 10-Q for the quarter ending June 30 of the applicable year. Any adjustment resulting from the audit of Trans Global's financial statements shall be made at the time of the payment relating to the period ending on the applicable December 31.

3.       Payment of Contract Fee.

     (a) Trans Global shall pay NAG or its designee a fee (the "Contract Fee") equal to two percent (2%) of the net collections by Trans Global or its subsidiary from the Assigned Contracts. The net collections shall mean total collections less any amounts which Trans Global or its subsidiary is required to pay to any other parties in respect of such collection for any reason, including taxes, but excluding taxes measured by the income of Trans Global or its subsidiary.

(b) The Contract Fee shall be paid within fifteen (15) business days after the filing of Trans Global's Form 10-K for the year end and the Form 10-Q for the quarter ending June 30 of the applicable year. Any adjustment resulting from the audit of Trans Global's financial statements shall be made at the time of the payment relating to the period ending on the applicable December 31.

(c) In no event shall the total Contract Fee, determined on a cumulative basis, commencing on the date of this Agreement, exceed one million dollars ($1,000,000). At such time as Trans Global has paid a total of one million dollars ($1,000,000) in Contract Fees, NAG's right to receive further Contract Fees shall terminate.

4. Representations and Warranties by Trans Global. Trans Global represents and warrants to NAG that the Shares have been duly authorized and when issued pursuant to this Agreement upon payment of the purchase price of the Shares, will be validly issued, fully paid and non-assessable, and the Preferred Shares, when issued as provided in this Agreement will be validly issued, fully paid and non-assessable. The shares of Common Stock issuable upon conversion of the Preferred Shares will be, upon such issuance, validly issued, fully paid and non-assessable.

5. Representations and Warranties by NAG. NAG hereby represents, warrants, covenants and agrees as follows:

(a) NAG understands that the offer and sale of the Shares and the issuance of the Preferred Shares is being made only by means of this Agreement. NAG understands that Trans Global has not authorized the use of, and NAG confirms that he is not relying upon, any other information, written or oral, other than material contained in this Agreement and the material which Trans Global has filed with the Securities and Exchange Commission (the "Commission") and Trans Global's financial statements for the six months period ended June 30, 2002, as reflected in a draft of Trans Global's Form 10-Q Quarterly Report for the six months ended June 30, 2002. NAG is aware that the purchase of the Shares and the acquisition of the Preferred Shares involves a high degree of risk and that NAG may sustain, and has the financial ability to sustain, the loss of its entire investment, and that, although NAG has registration rights, it may not be able to sell any significant number of shares of Common Stock, if any, pursuant to a registration statement. Furthermore, in subscribing for the Shares, NAG acknowledges that Trans Global has not made, and NAG is not relying in any manner upon, any projections or forecasts of future operations.

(b) NAG represents to Trans Global that it is an accredited investor within the meaning of Rule 501 of the Commission under the Securities Act of 1933, as amended (the "Securities Act") and he understands the meaning of the term "accredited investor." NAG further represents that he has such knowledge and experience in financial and business matters as to enable him to understand the nature and extent of the risks involved in purchasing the Shares. NAG is fully aware that such investments can and sometimes do result in the loss of the entire investment. NAG has engaged his own counsel and accountants to the extent that he deems it necessary.

(c) NAG is acquiring the Shares pursuant to this Agreement for investment and not with a view to the sale or distribution thereof, for its own account and not on behalf of others; has not granted any other person any interest or participation in or right or option to purchase all or any portion of the Shares; is aware that the Shares are restricted securities within the meaning of Rule 144 of the Commission under the Securities Act, and may not be sold or otherwise transferred other than pursuant to an effective registration statement or an exemption from registration; and understands and agrees that the certificates for the Shares shall bear Trans Global's standard investment legend. NAG understands the meaning of these restrictions.

(d) NAG will not transfer any Shares except in compliance with all applicable Federal and state securities laws and regulations, and, in such connection, Trans Global may request an opinion of counsel reasonably acceptable to Trans Global as to the availability of any exemption.

(e) No broker or finder was involved directly or indirectly in connection with NAG's purchase of the Shares pursuant to this Agreement. NAG shall indemnify Trans Global and hold it harmless from and against any manner of loss, liability, damage or expense, including fees and expenses of counsel, resulting from a breach of NAG's warranty contained in this Paragraph 5(e).

(f) All of the Assigned Contracts may be assigned to Trans Global or its subsidiary without the consent or approval of any person other than persons whose consent has been or will, prior to transfer to Trans Global or its subsidiary have been, obtained, and the assignment of the Assigned Contracts will constitute legally valid assignments.

6.       Agreement of Joseph G. Sicinski and Joseph E. Link.

(a) Each of Joseph G. Sicinski ("Sicinski") and Joseph E. Link ("Link") agrees that, until the earlier of (i) November 12, 2002 or (ii) the date on which NAG shall have made the payment described in Section 1(b)(iii) of this Agreement, he will vote all shares of Trans Global Common Stock owned by him in favor of the election of the Board of Director's nominees for director of Trans Global and in accordance with the instructions of NAG as to any other matters which may be submitted to stockholders for approval.

(b) Sicinski and Link each agrees that his violation or threatened violation of the provisions of Section 6(a) of this Agreement shall cause immediate and irreparable harm to NAG. In the event of any breach or threatened breach of any of said provisions, each of Sicinski and Link consents to the entry of preliminary and permanent injunctions by a court of competent jurisdiction prohibiting them from any violation or threatened violation of such provisions and compelling him to comply with such provisions.

(c) The obligations under Section 6(a) of this Agreement shall terminate:

          (i) If such termination is necessary in order for Trans Global's Common Stock to be listed on the Bulletin Board Exchange.

          (ii) In the event of a termination of the employment of Sicinski or Link without cause.

7. Termination of Sicinski Obligations.  The obligations of Sicinski pursuant to
Section 4 of that agreement dated July 2, 2002 by and between Phoenix Marketing Services, Inc. and Trans Global is hereby terminated.

8. Registration Rights. NAG shall be entitled to the registration rights set forth in Exhibit B to this Agreement. Trans Global makes no representation or warranty as to whether NAG will be able to sell any shares of Common Stock pursuant to a registration statement, and that if Trans Global is not listed on the proposed Bulletin Board Exchange, as to which no assurance is given, NAG may have a difficult time selling any shares of Trans Global Common Stock, whether pursuant to a registration statement or otherwise.

9. Employment Agreements.

(a) It shall be a condition to the obligation of NAG to make the initial purchase pursuant to Section 1(b)(i) of this Agreement that Sicinski and Link shall have entered into amended employment agreements in the form previously approved by NAG, and neither Sicinski nor Link shall have any other agreement or understanding, whether written or oral, with respect to their employment or compensation except for the employment agreements previously approved by NAG, which approval is indicated by a notation of NAG's consent on the signature page thereof.

(b) Except for the  employment  agreements  with Sicinski and Link  described in
Section 9(a) of this Agreement and an agreement with Deborah Rocklein which was heretofore approved by NAG, no other persons have employment agreements with Trans Global.

10. Miscellaneous.

(a) This Agreement constitutes the entire agreement between the parties and Sicinski and Link relating to the subject matter hereof, superseding any and all prior or contemporaneous oral and prior written agreements, understandings and letters of intent. This Agreement may not be modified or amended nor may any right be waived except by a writing which expressly refers to this Agreement, states that it is a modification, amendment or waiver and is signed by all parties with respect to a modification or amendment or the party granting the waiver with respect to a waiver. No course of conduct or dealing and no trade custom or usage shall modify any provisions of this Agreement. This Agreement shall be governed by and construed in accordance with the laws of the State of New York applicable to contracts made and to be performed entirely within such State. This Agreement may not be amended or modified without the approval of a majority of the directors (other than Art Grider), which approval includes the approval by the present directors of Trans Global.

(b) All notices provided for in this Agreement shall be in writing signed by the party giving such notice, and delivered personally or sent by overnight courier, mail or messenger against receipt thereof or sent by registered or certified mail, return receipt requested, or by facsimile transmission or similar means of communication if receipt is confirmed or if transmission of such notice is confirmed by mail as provided in this Section 10(b). Notices shall be deemed to have been received on the date of delivery or attempted personal delivery if sent by registered or certified mail, by messenger or by an overnight courier services which provides evidence of delivery or attempted delivery, of if sent by telecopier, upon the date of receipt provided that receipt is acknowledge by the recipient. Notices shall be sent to the attention of the person executing this Agreement on behalf of such party to NAG at its address set forth on the signature page of this Agreement or by telecopier, to NAG at (713) 467-5025, with a copy to Harold ("Hap") May, P.C., 1440 Lyric Centre, 440 Louisiana, Houston, Texas 77002, telecopier (713) 236-1342, or to Trans Global or Sicinski or Link at 1393 Veterans Memorial Highway, Hauppauge, NY 11788, telecopier (631) 724-0039, with a copy to Esanu Katsky Korins & Siger, LLP, 605 Third Avenue, New York, New York 10158, telecopier (212) 716-3338, Attention of Asher S. Levitsky P.C. Any party may, by like notice, change the address, person or telecopier number to which notice shall be sent.

(c) NAG may, with the consent of Trans Global, which shall not be unreasonably withheld, assign its rights under this Agreement to an affiliate provided that the affiliate is an accredited investor and makes the representations and warranties set forth in Section 5 of this Agreement, with references to NAG being treated as references to the assignee.

(d) This Agreement shall be binding upon and inure to the benefit of the parties hereto, and their respective heirs, executors, successors and permitted assigns.

(e) This Agreement may be executed in two or more counterparts, each of which shall be deemed an original but all of which together shall constitute one and the same document.

(f) The various representations, warranties, and covenants set forth in this Agreement or in any other writing delivered in connection therewith shall survive the issuance of the Shares.

Please confirm your agreement with the foregoing by signing this Agreement where indicated.

                                       Very truly yours,

                                       NAG FINANCIAL LLC


                                       By:

                                       Larry Caldwell, Manager

Address: 8707 Katy Freeway, Suite 300, Houston, TX 77024
Taxpayer Identification No.:  75-3037249

Accepted this 12th day of August, 2002

TRANS GLOBAL SERVICES, INC.


By:

     Joseph G. Sicinski, President and CEO

Each of Joseph G. Sicinski and Joseph E. Link hereby agrees to be bound by the provisions of Sections 6, 9(a) and 10 of the foregoing agreement.




                                                              Joseph G. Sicinski

                                                              Joseph E. Link

August 12, 2002

Mr. Joseph G. Sicinski
1393 Veterans Memorial Highway
Hauppauge, NY 11788

Dear Joe:

Phoenix Marketing Systems, Inc. consents to the provisions of Section 7 of the foregoing agreement between NAG Financial LLC and Trans Global Services, Inc. and agrees that your obligations pursuant to Section 4 of that agreement dated July 2, 2002 by and between Phoenix and Trans Global are hereby terminated.

                                 PHOENIX MARKETING SERVICES, INC.


                                 By:
                                 Art Grider, President and CEO

                                                                    Exhibit A
                          CERTIFICATE OF DESIGNATION OF

                            TRANS GLOBAL SERIVCES, INC.

                    Series A Convertible Preferred Stock

Pursuant to Section 151(g) of the Delaware General Corporation Law, Trans Global Services, Inc., a Delaware corporation (the "Corporation"), does hereby certify as follows:

     1. The following resolution was duly adopted by the Board of Directors of the Corporation on August 7, 2002.

     WHEREAS, this Corporation filed a certificate of designation on or about November 8, 2001, with respect to the creation of a series of Preferred Stock designated as the Series A Convertible Preferred Stock (the "Old Series A"); and

     WHEREAS, no shares of the Old Series A were issued, and the Corporation desires to terminate and Old Series A such that the shares formerly reserved for issuance pursuant to the former Series A have retained the status of authorized but unissued shares of Preferred Stock, without designation as to series;

     WHEREFORE, it was

     RESOLVED, that that pursuant to Article 4 of the Restated Certificate of Incorporation of this Corporation, there be created a series of the Preferred Stock, par value $.01 per share ("Preferred Stock"), of this Corporation consisting of two million (2,000,000) shares, to be designated as the Series A Convertible Preferred Stock ("Series A Preferred Stock"), and that the holders of shares the Series A Preferred Stock shall have the rights, preferences and privileges set forth in Statement of Designations set forth in Exhibit A to these Minutes; and it was further

     RESOLVED, that the officers of this Corporation be, and they hereby are, authorized and empowered to execute and file with the Secretary of State of the State of Delaware, a certificate of designation setting forth the rights, preferences and privileges of the holders of the Series A Preferred Stock.

2. Set forth as Exhibit A to this Certificate of Designation is a true and correct copy of the rights, preferences and privileges of the holders of the Series A Preferred Stock.

     IN WITNESS WHEREOF, Trans Global Services, Inc. has caused this certificate to be signed by the president this 12th day of August, 2002.



                                    By:

                                    Joseph G. Sicinski, President

                                                   Exhibit A

                      Statement of Designations

     The designation of, the number of shares constituting, and the rights, preferences, privileges and restrictions relating to, the Series A Convertible Preferred Stock are as follows:

1. Designation and Number of Shares. The designation of this series of two million (2,000,000) shares of preferred stock, par value $.01 per share ("Preferred Stock"), created by the Board of Directors of the Corporation pursuant to the authority granted to it by the certificate of incorporation of the Corporation is "Series A Convertible Preferred Stock," which is hereinafter referred to as the "Series A Preferred Stock." In the event of the conversion of shares of Series A Preferred Stock into this Corporation's common stock, par value $.01 per share ("Common Stock"), pursuant to Paragraph 4 of this Statement of Designations, or in the event that the Corporation shall acquire and cancel any shares of Series A Preferred Stock, the shares of Series A Preferred Stock so converted or otherwise acquired and canceled shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series until such stock is once more designated as part of a particular series by the Corporation's Board of Directors, and the number of authorized shares of Series A Preferred Stock shall be reduced by the number of shares so converted or otherwise acquired and canceled. In addition, if the Corporation does not issue the maximum number of shares of Series A Preferred Stock, the Corporation may, from time to time, by resolution of the Board of Directors, reduce the number of shares of Series A Preferred Stock authorized, provided, that no such reduction shall reduce the number of authorized shares to a number which is less than the number of shares of Series A Preferred Stock then issued or reserved for issuance. The number of shares by which the Series A Preferred Stock is reduced shall have the status of authorized but unissued shares of Preferred Stock, without designation as to series, until such stock is once more designated as part of a particular series by the Corporation's Board of Directors. The Board of Directors shall cause to be filed with the Secretary of State of the State of Delaware such certificate as shall be necessary to reflect any reduction in the number of shares constituting the Series A Preferred Stock.

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

4. Conversion into Common Stock.

     (a) Each holder of the Series A Preferred Stock will have the right, at any time and from time to time, to convert any shares of Series A Preferred Stock into shares of Common Stock at the Conversion Rate, as hereinafter defined. The "Conversion Rate" shall mean the number of shares of Common Stock issuable upon conversion of one (1) share of Series A Preferred Stock. The Conversion Rate shall be two (2), subject to adjustment as provided in Paragraph 4(c) of this Statement of Designations.

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

          (iii)any reclassification of the capital stock of the Corporation, consolidation or merger of the Corporation with or into another corporation, sale, lease or transfer of all or substantially all of the property and assets of the Corporation to another corporation, or voluntary or involuntary dissolution, liquidation or winding up of the Corporation shall be effected;

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

5. No Right of Redemption. The Corporation shall have no right to redeem the Series A Preferred Stock.

6. Liquidation Rights.

     (a) In the event of the Liquidation of the Corporation, as hereinafter defined, whether voluntary or involuntary, holders of the Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation, after payment of any preferences which are payable to the holders of any class or series of capital stock which is senior to the Preferred Stock upon liquidation, dissolution or winding up, an amount per share equal to one cent ($.01) per share, before any payment or distribution upon dissolution, liquidation or winding up shall be made on any series or class of capital stock ranking junior to Series A Preferred Stock as to such payment or distribution, and after all such payments or distributions have been made on any series or class of capital stock ranking senior to the Series A Preferred Stock as to such payment or distribution. After payment of the preference set forth in this Paragraph 6(a), the holders of the Series A Preferred Stock shall participate with the holders of the Common Stock as if the Series A Preferred Stock and the Common Stock were a single class of capital stock with each share of Series A Preferred Stock being deemed to be the number of shares of Common Stock issuable upon conversion of the Series A Preferred Stock on the date of the Liquidation.

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

                                                                   Exhibit B


                               REGISTRATION RIGHTS PROVISIONS


These registration rights provisions constitute an integral part of the Agreement dated August 12, 2002, between Trans Global and NAG, to which these Registration Rights Provisions are an exhibit.

1. Definitions. Unless otherwise defined herein, capitalized terms used herein shall have the following meanings:

     "Affiliate" of a Person means any Person that controls, is under common control with, or is controlled by, such Person. For purposes of this definition, "control" means the ability of one Person to direct the management and policies of another Person.

     "Agreement" shall mean the agreement dated August 12, 2002, between Trans Global and NAG. All terms defined in the Agreement and used in these Registration Rights Provisions shall have the same meaning in these Registration Rights Provisions as in the Agreement.

     "Business Day" means any day except a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to be closed.

     "Commission" means the Securities and Exchange Commission.

     "Exchange" means the principal stock exchange or market on which the Registrable Securities are traded.

     "Exchange Act" means the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder, or any similar or successor statute.

     "Excusable Reason" means the occurrence of negotiations with respect to material agreements prior to the announcement of the execution of the agreement or the termination of the negotiations and other similar material corporate events to which Trans Global is a party or expects to be a party if, in the reasonable judgment of Trans Global, disclosure of the negotiations or other event would be adverse to the best interests of Trans Global provided that Trans Global is continuing to treat such negotiations as confidential and provided further that the period during which Trans Global is precluded from filing the registration statement (or suspended the use of an effective registration statement) as a result thereof has not exceeded ninety (90) days and provided further that Trans Global shall not be permitted to avoid filing a registration statement (or to suspend the use of an effective registration statement) for an Excusable Reason for more than ninety (90) days in any one-year period.

      "Expenses" means all expenses incident to Trans Globals performance of or compliance with its obligations under these Registration Rights Provisions, including, without limitation, all registration, filing, listing, stock exchange and NASD fees, all fees and expenses of complying with state securities or blue sky laws (including fees, disbursements and other charges of counsel for the underwriters only in connection with blue sky filings), all word processing, duplicating and printing expenses, messenger and delivery expenses, the fees, disbursements and other charges of counsel for Trans Global and of its independent public accountants, including the expenses incurred in connection with "cold comfort" letters required by or incident to such performance and compliance, any fees and disbursements of underwriters customarily paid by Trans Globals of securities, but excluding from the definition of Expenses underwriting discounts and commissions and applicable transfer taxes, if any, or legal and other expenses incurred by any sellers, which discounts, commissions, transfer taxes and legal and other expenses shall be borne by the seller or sellers of Registrable Common Stock in all cases.

     "Holder" shall mean NAG and any Transferee who has rights pursuant to this Agreement pursuant to Section 13 of these Registration Rights Provisions.

     "NASD" means the National Association of Securities Dealers, Inc. and NASD Regulation, Inc.

     "Nasdaq" means the Nasdaq Stock Market and includes The Nasdaq National Market, The Nasdaq SmallCap Market, and the Bulletin Board Exchange.

     "Person" means any individual, corporation, partnership, limited liability company, firm, joint venture, association, joint stock company, trust, unincorporated organization, governmental or regulatory body or subdivision thereof or other entity.

     "Public   Offering"  means  a  public  offering  and  sale  of  Registrable
Securities pursuant to an effective registration statement under the Securities Act.

     "Registrable Common Stock" means any shares Common Stock issued pursuant to the Agreement or any shares of Common Stock which are issued upon conversion of the Series A Preferred Stock. (including any of such shares which any Holder proposes to transfer in a private transaction to a Person who would sell the shares pursuant to a registration statement) but, only for so long as registration pursuant to the Securities Act is required for public sale without regard to volume limitations pursuant to Rule 144(k) or any subsequent similar provision, and as adjusted to reflect any merger, consolidation, recapitalization, reclassification, split-up, stock dividend, rights offering or reverse stock split made, declared or effected with respect to the Registrable Common Stock.

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

2.       Securities Act Registration on Request.

(a) At any time after the Closing, any Holder or Holders holding at least twenty five percent (25%) of the Registrable Common Stock may make a written request (the "Initiating Request") to Trans Global for the registration with the Commission under the Securities Act of all or part of such Initiating Holder's Registrable Common Stock. Upon the receipt of any Initiating Request for registration pursuant to this section, Trans Global promptly shall notify in writing all other Holders of the Registrable Securities of the receipt of such request and will use its commercially reasonable efforts to effect, at the earliest possible date, such registration under the Securities Act, including a Shelf Registration (if then eligible), of

     (i) the Registrable Common Stock which Trans Global has been so requested to register by such Initiating Holder, and

     (ii) all other Registrable Common Stock which Trans Global has been requested to register by any other Holders by written request given to Trans Global within 30 days after the giving of written notice by Trans Global to such other Holders of the Initiating Request, all to the extent necessary to permit the disposition (in accordance with Section 2(b) of these Registration Rights Provisions) of the Registrable Common Stock so to be registered; provided, that any Holder whose Registrable Common Stock was to be included in any such registration, by written notice to Trans Global, may withdraw such request, and Trans Global shall not be required to effect any registration to be effected pursuant to this Section 2(a) unless at least 10% of the shares of Registrable Common Stock outstanding at the time of such request is to be included in such registration.

     (b) Registration under Section 2(a) of these Registration Rights Provisions shall be on such appropriate registration form prescribed by the Commission under the Securities Act as shall be selected by Trans Global and as shall permit the disposition of the Registrable Common Stock pursuant to the method of disposition determined by the Selling Holders; provided, however, that if Trans Global is eligible to use a registration statement on Form S-3 (or any subsequent similar form), Trans Global shall use such form.

     (c) A registration requested pursuant to Section 2(a) of these Registration Rights Provisions shall not be deemed to have been effected:

          (i) unless a registration statement with respect thereto has been declared effective by the Commission and remains effective in compliance with the provisions of the Securities Act and the laws of any state or other jurisdiction applicable to the disposition of all Registrable Common Stock covered by such registration statement until such time as all of such Registrable Common Stock have been disposed of in accordance with such registration statement,

          (ii) if, after it has become effective, such registration is interfered with by any stop order, injunction or other order or requirement of the Commission or other governmental or regulatory agency or court for any reason other than a violation of applicable law solely by the Selling Holders and has not thereafter become effective, or

          (iii)if, in the case of an underwritten offering, the conditions to closing specified in an underwriting agreement to which Trans Global is a party are not satisfied other than by reason of any breach or failure by the Selling Holders, or are not otherwise waived.

     (d)  The  Holders  of  Registrable   Common  Stock  to  be  included  in  a
registration statement may, at any time on written notice to Trans Global, terminate a request for registration made pursuant to this Section 2.

     (e) Trans Global shall use its best efforts to keep any Shelf Registration effective until one (1) year from the effective date of the registration statement or such earlier date as all of the Registrable Securities shall have been sold.

     (f) No registration effected under this Section 2 shall relieve Trans Global of its obligation to permit the registration of Registrable Common Stock under Section 3 of these Registration Rights Provisions.

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

          (iii)comply  with  the  prospectus   delivery   requirements  and  the
               provisions of Regulation M of the Commission pursuant to the Securities Act;

          (iv) not sell or  otherwise  transfer or  distribute  any  Registrable
               Common  Stock  shares  if  the  Holder   possesses  any  material
               nonpublic information concerning Trans Global; and

          (v) not sell or otherwise transfer any Registrable Common Stock pursuant to a registration statement upon receipt of advice from Trans Global that the registration statement is no longer current until the Holder is advised that the shares may be sold pursuant to the registration statement.

3. Piggyback Registration.

     (a) If at any time after the Closing, Trans Global proposes to register any of its securities under the Securities Act by registration on any forms other than Form S-4 or S-8 (or any successor or similar form(s)), whether or not pursuant to registration rights granted to other holders of its securities and whether or not for sale for its own account, it shall give prompt written notice to all of the Holders of its intention to do so and of such Holders' rights (if any) under this Section 3, which notice, in any event, shall be given at least fifteen (15) days prior to such proposed registration. Upon the written request of any Holder receiving notice of such proposed registration that is a Holder of Registrable Common Stock (a "Requesting Holder") made within ten (10) days after the receipt of any such notice, Trans Global shall, subject to Section 6(b) of these Registration Rights Provisions, effect the registration under the Securities Act of all Registrable Common Stock which Trans Global has been so requested to register by the Requesting Holders thereof.

     (b) If at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, Trans Global shall determine for any reason not to register or to delay registration of such securities, Trans Global may, at its election, give written notice of such determination to each Requesting Holder and (i) in the case of a determination not to register, shall be relieved of its obligation to register any Registrable Common Stock in connection with such registration (but not from any obligation of Trans Global to pay the Expenses in connection therewith), without prejudice, however, to the rights of any Holder to include Registrable Common Stock in any future registration (or registrations) pursuant to this Section 3 or to cause such registration to be effected as a registration under Section 2(a) of these Registration Rights Provisions, as the case may be, and (ii) in the case of a determination to delay registering, shall be permitted to delay registering any Registrable Common Stock, for the same period as the delay in registering such other securities.

     (c) If such registration involves an underwritten offering, the provision of Section 6 of these Registration Rights Provisions shall apply.

     (d) No registration effected under this Section 3 shall relieve Trans Global of its obligation to effect any registration upon request under Section 2(a) of these Registration Rights Provisions.

4. Expenses. Trans Global shall pay all Expenses in connection with any registration initiated pursuant to Section 2(a) or 3 of these Registration Rights Provisions, whether or not such registration shall become effective and whether or not all or any portion of the Registrable Common Stock originally requested to be included in such registration is ultimately included in such registration. The Holders shall pay any expenses which are not included in the definition of Expenses.

5. Registration Procedures.

     (a) If and whenever Trans Global is required to effect any registration under the Securities Act as provided in Sections 2(a) and 3 of these
Registration  Rights  Provisions,   Trans  Global  shall,  as  expeditiously  as
possible:

          (i) subject to Section 5(b) of these Registration Rights Provisions, prepare and file with the Commission (promptly and, in the case of any registration pursuant to Section 2(a), in any event within forty five (45) days unless the Initiating Request is made subsequent to December 15th of any year, in which event the registration statement shall be filed within fifteen (15) days after the date a Form 10-K is required to be filed) the requisite registration statement to effect such registration and thereafter use its best efforts to cause such registration statement to become effective; provided, however, that Trans Global may discontinue any registration of its securities that are not shares of Registrable Common Stock (and, under the circumstances specified in Section 3 of these Registration Rights Provisions, its securities that are shares of Registrable Common Stock) at any time prior to the effective date of the registration statement relating thereto;

          (ii) notify each seller of Registrable Common Stock and other securities covered by such registration statement at any time after an Initiating Request when an Excusable Reason shall have occurred.

          (iii)notify each seller of Registrable Common Stock and other securities covered by such registration statement at any time when a prospectus relating thereto is required to be delivered under the Securities Act, upon discovery that, or upon the happening of any event as a result of which, the prospectus included in such registration statement, as then in effect, includes an untrue statement of a material fact or omits to state any material fact required to be stated therein or necessary to make the statements therein not misleading in the light of the circumstances under which they were made, and subject to Section 5(a)(iv) of these Registration Rights Provisions and except during the time Trans Global may delay a registration for an Excusable Reason, prepare and file with the Commission such amendments and supplements to such registration statement and the prospectus used in connection therewith as may be necessary to keep such registration statement effective and to comply with the provisions of the Securities Act and the Exchange Act with respect to the disposition of all Registrable Common Stock covered by such registration statement until such time as all of such Registrable Common Stock has been disposed of in accordance with the method of disposition set forth in such registration statement;

          (iv) if requested by the holders of a majority of the Registrable Common Stock included or to be included in the registration statement being filed pursuant to Section 2(a) or 3 of these Registration Rights Provisions, before filing any registration statement or prospectus or any amendments or supplements thereto, furnish to and afford the Holders of the Registrable Common
               Stock, one firm of counsel for the Holders designated by the Holders of a majority of the Registrable Common Stock included or to be included in the registration statement, (the "Holders Counsel") a reasonable opportunity to review copies of all such documents (including copies of any documents to be incorporated by reference therein and all exhibits thereto) proposed to be filed (at least ten (10) Business Days prior to such filing). Trans Global shall not file any registration statement or prospectus or any amendments or supplements thereto in respect of which the Holders must be afforded an opportunity to review prior to the filing of such document, if the Holders of a majority of the shares of Registrable Common Stock covered by such registration statement, the Holders Counsel, or the managing underwriters, if any, shall reasonably object. Any registration statement, when declared effective by the Commission or when subsequently amended (by an amendment which is declared effective by the Commission) or any prospectus in the form included in the registration statement as declared effective by the Commission or when subsequently supplemented will not contain an untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading;

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

          (vii)use its best efforts (A) to register or qualify all Registrable Common Stock under such other securities or blue sky laws of such states or other jurisdictions of the United States of America as the sellers of Registrable Common Stock covered by such registration statement shall reasonably request in writing, (B) to keep such registration or qualification in effect for so long as such registration statement remains in effect, (C) to prevent the issuance of any order suspending the effectiveness of a registration statement or of any order preventing or suspending the use of a prospectus or suspending the qualification (or exemption from qualification) of any of the Registrable Common Stock for sale in any jurisdiction, and, if any such order is issued, to use its best efforts to obtain the withdrawal of any such order at the earliest possible moment, and (D) to take any other action that may be reasonably necessary or advisable to enable  such  sellers  to  consummate  the  disposition  in  such jurisdictions of the securities to be sold by such sellers, except that Trans Global shall not for any such purpose be required to qualify generally to do business as a foreign corporation in any jurisdiction wherein it would not but for the requirements of this Section 5(a)(vii) be obligated to be so qualified, to subject itself to taxation in such jurisdiction or to consent to general service of process in any such jurisdiction;

          (viii) otherwise comply with all applicable rules and regulations of the Commission and any other governmental agency or authority having jurisdiction over the offering, and make available to its security holders, as soon as reasonably practicable, an earnings statement covering the period of at least twelve months, but not more than eighteen months, beginning with the first full calendar month after the effective date of such registration statement, which earnings statement shall satisfy the provisions of Section 11(a) of the Securities Act and Rule-158 promulgated thereunder, and furnish to each seller of Registrable Common Stock at least ten days prior to the filing thereof a copy of any amendment or supplement to such registration statement or prospectus; and

          (ix) cause  all  such   Registrable   Common  Stock  covered  by  such
               registration statement to be listed on the Exchange, if any.

          (b) Trans Global may require each seller of Registrable Common Stock as to which any registration is being effected to furnish Trans Global such information regarding such seller and the distribution of the securities covered by such registration statement as Trans Global may from time to time reasonably request in writing and as is required by applicable laws and regulations.

          (c) Each Holder agrees that as of the date that a final prospectus is made available to it for distribution to prospective purchasers of
     Registrable  Common  Stock  it  shall  cease to  distribute  copies  of any preliminary prospectus prepared in connection with the offer and sale of such Registrable Common Stock. Each Holder further agrees that, upon receipt of any notice from Trans Global of the happening of any event of the kind described in Sections 5(a)(ii) and (iii) of these Registration Rights Provisions, such Holder shall forthwith discontinue such Holder's disposition of Registrable Common Stock pursuant to the registration statement relating to such Registrable Common Stock until such Holder's receipt of the copies of the supplemented or amended prospectus contemplated by said Sections 5(a)(ii) and (iii), and, if so directed by Trans Global, shall deliver to Trans Global (at Trans Global's expense) all copies, other than permanent file copies, then in such Holder's possession of the prospectus relating to such Registrable Common Stock current at the time of receipt of such notice.

6. Underwritten Offerings.

     (a) If Trans Global proposes to register any of its securities under the Securities Act as contemplated by Section 3 of these Registration Rights Provisions and such securities are to be distributed by or through one or more underwriters, Trans Global shall, if requested by any Requesting Holders, request that such underwriters include all of the Registrable Common Stock to be offered and sold by such Requesting Holders among the securities of Trans Global to be distributed by such underwriters; provided, that, if the managing underwriter of such underwritten offering shall advise Trans Global in writing (with a copy to the Requesting Holders) that if all the Registrable Common Stock requested to be included in such registration (together with all other shares of Common Stock of other stockholders of Trans Global requested to be so included pursuant to "piggyback" rights granted to such stockholders) were so included, in its opinion, the number and type of securities proposed to be included in such registration would exceed the number and type of securities which could be sold in such offering within a price range acceptable to Trans Global (such writing to state the basis of such opinion and the approximate number and type of securities which may be included in such offering without such effect), then Trans Global shall include in such registration, to the extent of the number and type of securities which Trans Global is so advised can be sold in such offering, (i) first, securities that Trans Global proposes to issue and sell for its own account and (ii) second, Registrable Common Stock requested to be registered by Requesting Holders pursuant to Section 3 of these Registration Rights Provisions and Common Stock of any other stockholders of Trans Global requesting registration as aforesaid, pro rata, among such holders on the basis of the number of shares of Common Stock requested to be registered by all such holders.

     (b) Any Requesting Holder may withdraw its request to have all or any portion of its Registrable Common Stock included in any such offering by notice to Trans Global within ten (10) Business Days after receipt of a copy of a notice from the managing underwriter pursuant to Section 6(a) of these Registration Rights Provisions.

     (c) The Holders of Registrable Common Stock to be distributed by underwriters in an underwritten offering contemplated by Section 6(a) of these Registration Rights Provisions, shall be parties to the underwriting agreement between Trans Global and such underwriters and any such Holder, at its option, may require that any or all of the representations and warranties by, and the other agreements on the part of, Trans Global to and for the benefit of such underwriters shall also be made to and for the benefit of such Holders and that any or all of the conditions precedent to the obligations of such underwriters under such underwriting agreement be conditions precedent to the obligations of such Holders. No such Holder shall be required to make any representations or warranties to or agreements with Trans Global or the underwriters except that each such Holder shall be required to make representations, warranties and agreements regarding such Holder, such Holder's Registrable Common Stock and such Holder's intended method of distribution. The Selling Holders shall appoint an attorney-in-fact who shall be authorized to negotiate with the underwriter on behalf of the Selling Holders and to execute the underwriting agreement and related documentation on their behalf.

7. Preparation; Reasonable Investigation.

     (a) In connection with the preparation and filing of each registration statement under the Securities Act pursuant to these Registration Rights Provisions, Trans Global shall give each Holder of Registrable Common Stock registered under such registration statement, the underwriter, if any, and its respective counsel and accountants the reasonable opportunity to participate in the preparation of such registration statement, each prospectus included therein or filed with the Commission, and each amendment thereof or supplement thereto, and shall give each of them such reasonable access to its books and records and such reasonable opportunities to discuss the business of Trans Global with its officers and the independent public accountants who have certified its financial statements as shall be necessary, in the reasonable opinion of any such Holders' and such underwriters' respective counsel, to conduct a reasonable investigation within the meaning of the Securities Act.

    (b)  Each  Holder  of   Registrable   Common   Stock  shall   maintain  the
confidentiality of any confidential information received from or otherwise made available by Trans Global to such Holder of Registrable Common Stock and identified in writing by Trans Global as confidential and shall not make any sales or purchases of Trans Global's securities while in possession of confidential information; provided, however, that any information relating to an Excusable Reason shall be deemed to be confidential information regardless of whether it is expressly marked as confidential. Information that (i) is or becomes available to a Holder of Registrable Common Stock from a public source,
(ii) is disclosed to a Holder of Registrable Common Stock by a third-party source who the Holder of Registrable Common Stock reasonably believes has the right to disclose such information or (iii) is or becomes required to be disclosed by a Holder of Registrable Common Stock by law, including by court order, shall not be deemed to be confidential information for purposes of these Registration Rights Provisions. Each Holder shall indemnify and hold harmless Trans Global, its officer, directors and counsel from and against any loss, liability, damage or expense which they may incur as a result of any breach of the provisions of this Section 7(b).

8. Indemnification.

     (a) In connection with any registration statement filed by Trans Global pursuant to Section 2(a) or 3 of these Registration Rights Provisions, Trans Global shall, and hereby agrees to, indemnify and hold harmless, each Holder and seller of any Registrable Common Stock covered by such registration statement and each other Person, if any, who controls such Holder or seller, and their respective directors, officers, partners, agents and Affiliates from and against any and all losses, claims, damages or liabilities, joint or several, to which they or any of them may become subject under the Securities Act, the Exchange Act, or other Federal or state statutory law or regulation, at common law or otherwise, insofar as such losses, claims, damages or liabilities (or actions in respect thereof), which are collectively referred to as "Losses," arise out of or are based upon (i) any untrue statement or alleged untrue statement of a material fact made by Trans Global contained in the Registration Statement, or any amendment thereof, or in any Preliminary Prospectus or the Prospectus, or any amendment thereof or supplement thereto, or in any blue sky application or other document executed by Trans Global specifically for that purpose (or based upon written information furnished by Trans Global) filed in any state or other jurisdiction in order to qualify any of the Securities or other Securities under the securities laws thereof (any such application, document or information being referred to as a "Blue Sky Application"); or (ii) the omission or alleged omission to state in any such Registration Statement, Preliminary Prospectus or Prospectus, or amendment thereof or supplement thereto, or Blue Sky Application a material fact required to be stated therein or necessary to make the statements made therein not misleading, and agrees to reimburse each such indemnified party for any legal or other expenses reasonably incurred by it in connection with investigating or defending against any such loss, claim, damage, liability or action; provided, however, that Trans Global will not be liable in any such case to the extent that any such loss, claim, damage, or liability arises out of or is based upon any such untrue statement or alleged untrue statement or omission or alleged omission made therein or omitted therefrom in reliance upon and in conformity with written information furnished to Trans Global by or on behalf of any Holder specifically for use in connection with the preparation thereof, and further provided, however, that the foregoing indemnity with respect to any untrue statement, alleged untrue statement, omission, or alleged omission contained in any Preliminary Prospectus shall not inure to the benefit of any Holder from whom the person asserting any such loss, claims any of, damage, or liability purchased any of the securities that are the subject thereof (or to the benefit of any person who controls such Holder or other Person), if a copy of the prospectus was not delivered to such person with or prior to the written confirmation of the sale of such security to such person. The indemnify provided for in this Section 8(a) shall remain in full force and effect regardless of any investigation made by or on behalf of the indemnified party and shall survive any transfer of the Registrable Shares by the indemnified party. This indemnity agreement will be in addition to any liability that Trans Global may otherwise have.

     (b) In connection with any registration statement filed by Trans Global pursuant to Section 2(a) or 3 of these Registration Rights Provisions in which a Holder has registered for sale Registrable Common Stock, each such Holder or seller of Registrable Common Stock shall, and hereby agrees to, indemnify and hold harmless Trans Global and each of its directors, officers, employees and agents, each other Person, if any, who controls Trans Global and each other seller and such seller's directors, officers, stockholders, partners, employees, agents and affiliates from and against any and all Losses to which they or any of them may become subject under the Securities Act, the Exchange Act, or other Federal or state statutory law or regulation, at common law or otherwise, insofar as such losses, claims, damages, or liabilities (or actions in respect thereof) arise out of or are based upon (i) any untrue statement or alleged untrue statement of a material fact contained in the Registration Statement, or any amendment thereof, or in any Preliminary Prospectus or the Prospectus, or
any amendment thereof or supplement  thereto,  or in a Blue Sky Application,  or
(ii) the omission or the alleged omission to state in any such Registration Statement, Preliminary Prospectus or Prospectus, amendment thereof or supplement thereto, or Blue Sky Application a material fact required to be stated therein or necessary to make the statements made therein not misleading, in each case to the extent, but only to the extent, that the same was made therein or omitted therefrom in reliance upon and in conformity with written information furnished to Trans Global by or on behalf of such Holder specifically for use in the preparation thereof, and agrees to reimburse each such indemnified party for any legal or other expenses reasonably incurred by it in connection with investigating or defending against any such loss, claim, damage, liability or action. The indemnify provided for in this Section 8(a) shall remain in full force and effect regardless of any investigation made by or on behalf of the indemnified party and shall survive any transfer of the Registrable Shares by the indemnified party. This indemnity agreement will be in addition to any liability that Trans Global may otherwise have.

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

     (d) If the indemnification provided for in this Section 8 shall for any reason be unavailable to an indemnified party under Section 8(a) and (b) of these Registration Rights Provisions in respect of any Losses, then, in lieu of the amount paid or payable under said Section 8(a) or (b), the indemnified party and the indemnifying party under said Section 8(a) or (b) shall contribute to the aggregate Losses (including legal or other expenses reasonably incurred in connection with investigating the same) (i) in such proportion as is appropriate to reflect the relative fault of Trans Global and the prospective sellers of Registrable Common Stock covered by the registration statement which resulted in such Loss or action in respect thereof, with respect to the statements, omissions or action which resulted in such Loss or action in respect thereof, as well as any other relevant equitable considerations, or (ii) if the allocation provided by clause (i) above is not permitted by applicable law, in such proportion as shall be appropriate to reflect the relative benefits received by Trans Global, on the one hand, and such prospective sellers, on the other hand, from their sale of Registrable Common Stock; provided, that, for purposes of this clause (ii), the relative benefits received by any prospective sellers shall be deemed not to exceed (and the amount to be contributed by any prospective seller shall not exceed) the amount received by such seller. No Person guilty of fraudulent misrepresentation (within the meaning of Section 11(f) of the Securities Act) shall be entitled to contribution from any Person who was not guilty of such fraudulent misrepresentation. The obligations, if any, of the Selling Holders of Registrable Common Stock to contribute as provided in this Section 8(d) are several in proportion to the relative value of their respective Registrable Common Stock covered by such registration statement and not joint. In addition, no Person shall be obligated to contribute hereunder any amounts in payment for any settlement of any action or Losses effected without such Person's consent.

     (e) The indemnification and contribution required by this Section 8 shall be made by periodic payments of the amount thereof during the course of any investigation or defense, as and when bills are received or any Loss is incurred.

9.  Registration  Rights  to  Others.   Nothing  in  these  registration  rights
provisions shall restrict Trans Global from granting registration rights to others.

10. Rule 144 and Rule 144A. At such time as the Holders become eligible to sell Registrable Securities pursuant to Rule 144, Trans Global shall use its commercially reasonable efforts to take such actions required to be taken on the part of Trans Global in order to enable Holders to sell Registrable Common Stock without registration under the Securities Act within the limitation of the exemptions provided by (a) Rule 144 under the Securities Act, as such Rule may be amended from time to time, (b) Rule 144A under the Securities Act, as such Rule may be amended from time to time, or (c) any similar rules or regulations hereafter adopted by the Commission, including, without limiting the generality of the foregoing, filing on a timely basis all reports required to be filed under the Exchange Act.

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

12. Nominees for Beneficial Owners. In the event that any Registrable Common Stock is held by a nominee for the beneficial owner thereof, the beneficial owner thereof may, at its election in writing delivered to Trans Global, be treated as the Holder of such Registrable Common Stock for purposes of any request or other action by any Holder or Holders pursuant to these Registration Rights Provisions or any determination of the number or percentage of shares of Registrable Common Stock held by any Holder or Holders contemplated by these Registration Rights Provisions. If the beneficial owner of any Registrable
Common Stock so elects, Trans Global may require assurances reasonably satisfactory to it of such owner's beneficial ownership of such Registrable Common Stock.

13. Assignment. The provisions of these Registration Rights Provisions shall be binding upon and inure to the benefit of the parties hereto and their respective heirs, successors and permitted assigns. Any Holder may assign to any Transferee of its Registrable Common Stock its rights and obligations under these Registration Rights Provisions (except with respect to shares of Registrable Common Stock sold pursuant to Rule 144 under the Securities Act, under any registration statement or otherwise in a manner such that the shares are no longer subject to restrictions from further public resale under the Securities Act without regard to volume limitations), provided the transfer is to an affiliate of NAG and that Trans Global shall receive written notice of such transfer and that such Transferee shall agree in writing with the parties hereto prior to the assignment to be bound by these Registration Rights Provisions as if it were an original party hereto, whereupon such assignee shall for all purposes be deemed to be a Holder under these Registration Rights Provisions. Except as provided above or otherwise permitted by these Registration Rights

Provisions, neither these Registration Rights Provisions nor any right, remedy, obligation or liability arising hereunder or by reason hereof shall be assignable by any Holder without the prior written consent of the other parties hereto.

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

     (c) Trans Global will not hereafter enter into any agreement which is inconsistent with the rights granted to the Holders in these Registration Rights Provisions.

     (d) Each Holder, in addition to being entitled to exercise all rights granted by law, including recovery of damages, will be entitled to specific performance of its rights under these Registration Rights Provisions. Trans Global agrees that monetary damages would not be adequate compensation for any loss incurred by reason of a breach by it of the provisions of these Registration Rights Provisions and Trans Global hereby agrees to waive the defense in any action for specific performance that a remedy at law would be adequate.

     (e) Notwithstanding any provision of these Registration Rights Provisions, neither Trans Global nor any other party hereto shall be required to take any action which would be in violation of any applicable Federal or state securities law. The invalidity or unenforceability of any provision of these Registration Rights Provisions in any jurisdiction shall not affect the validity, legality or enforceability of any other provision of these Registration Rights Provisions in such jurisdiction or the validity, legality or enforceability of these Registration Rights Provisions, including any such provision, in any other jurisdiction, it being intended that all rights and obligations of the parties hereunder shall be enforceable to the fullest extent permitted by law.