Form 10-Q
period 2002-09-30
TRANS GLOBAL SERVICES INC
filed 2002-11-15
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
Form 10-Q



QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002            Commission File  Number 0-23382



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

Yes X          No

Number of shares of common stock outstanding as of November 7, 2002: 14,150,000

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES

INDEX


Part I - Financial Information:

Item 1. Financial Statements:                                        Page No.
                                                                    ---------
Report of Independent Certified Pubic Accountants                         3

Balance Sheets as of September 30, 2002 (unaudited)
 and December 31, 2001.                                                 4-5

Consolidated Statements of Operations-
Three and Nine Months Ended September 30, 2002 (unaudited)
 and September 30, 2001(unaudited).                                       6

Consolidated Statements of Cash Flows-
Nine Months Ended September 30, 2002 (unaudited)
 and September 30, 2001  (unaudited).                                   7-8

Consolidated Statement of Stockholders' Equity -                          9
Nine Months Ended September 30, 2002 (unaudited)

Notes to Consolidated Financial Statements(Unaudited)                 10-13

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          14-16

Item 4.  Controls and Procedures                                         17

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8K                                18

                 Independent Accountant's Report

To the Stockholders and Board of Directors of Trans Global Services, Inc. Hauppauge, New York

We have reviewed the accompanying consolidated balance sheet of Trans Global Services, Inc. and its subsidiaries as of September 30, 2002, and the related consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2001, the related consolidated statement of stockholders' equity for the nine month period ended September 30, 2002 and the related consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered a net loss of approximately $1,650,000 for the nine months ended September 30, 2002 and has an accumulated deficit of approximately $11,200,000 as of September 30, 2002. Management's plans in regard to these matters are also described in Notes 3 and
7. The consolidated financial statements do not include any adjustments which might arise from the outcome of these uncertainties.

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

MOORE STEPHENS, P. C.
Certified Public Accountants.
November 5, 2002
Cranford, New Jersey

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------
                                               September 30,       December 31,
                                                 2002                2001
                                              (Unaudited)


Assets:
Current Assets:
  Cash                                       $      87,014      $    58,695
  Accounts Receivable- Net of allowance
   for doubtful accounts of $62,500              1,676,456        2,116,793
  Notes Receivable- i-engineering.com, Inc.            -0-           22,448
  Prepaid Expenses and Other Current Assets         45,133           52,781
                                                  --------        ---------
Total Current Assets                             1,808,603        2,250,717

Property and Equipment-Net                          95,993           92,644

Other Assets:
  Customer Lists                                 1,349,145        1,500,000
  Other Assets                                      49,862           54,922
                                                 ---------        ---------
Total  Other Assets                              1,399,007        1,554,922
                                                 ---------        ---------

Total Assets                                 $   3,303,603      $ 3,898,283
                                             =============      ===========












See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------

                                                September 30,     December 31,
                                                    2002             2001
                                                  (Unaudited)


Liabilities and Stockholders' Equity

Current Liabilities:
  Accounts Payable and Accrued Expenses             $  236,139     $  506,065
  Accrued Payroll and Related Taxes and Expenses       680,716        504,318
  Loans Payable, Asset-Based Lender                    942,066      1,527,847
  Notes Payable- Outside Investors                         -0-         77,819
                                                     ---------      ---------
Total Current Liabilities                            1,858,921      2,616,049


Commitments and Contingencies                                -              -

Stockholders'  Equity:
  Common Stock, $.01 Par Value, 25,000,000
  Shares Authorized. 2002: 15,620,000 Issued,
  13,579,150 Outstanding, 2001: 5,854,295
  Issued, 4,384,295 Outstanding.
                                                       156,200          58,543
  Capital in Excess of Par Value                    15,526,325      13,837,173
  Accumulated Deficit                              (11,201,813)    ( 9,551,077)
                                                    -----------    ------------
                                                     4,480,712       4,344,639

  Notes Receivable - Related Parties                (   65,218)     (   91,593)


  Less Treasury Stock, at Cost
   1,470,000 Shares                                 (2,970,812)     (2,970,812)
                                                    -----------    ------------


Total Stockholders' Equity                           1,444,682       1,282,234
                                                    ----------      -----------
Total Liabilities and Stockholders' Equity        $  3,303,603     $ 3,898,283
                                                  ============     ===========




See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------

                                    Three Months Ended             Nine Months Ended
                                      September 30,                  September 30,
                                   2002          2001             2002          2001

Revenue                      $ 5,729,262   $  7,098,087     $ 16,467,934   $ 21,050,765
Cost of Services Provided      5,275,684      6,470,384       15,257,978     19,265,935
                               ---------     ----------       ----------     ----------
Gross Profit                     453,578        627,703        1,209,956      1,784,830

Operating Expenses:
  Selling, General and
   Administrative                630,489        679,545        1,831,801      2,185,538
  Amortization of Intangibles     50,285         68,382          150,855        205,146
  Cost of Issuance of Below
   Market Options                    -0-            -0-          725,000            -0-
                               ---------      ---------        ----------     ---------
Total Operating Expenses         680,774        747,927        2,707,656      2,390,684

Operating (Loss)               ( 227,196)     ( 120,224)      (1,497,700)   (   605,854)

Other Income (Expenses):
  Interest Expense             (  65,931)     (  69,072)      (  193,807)      (169,311)
  Interest Income                     20            268               20          6,997
  Other Income (Expense)       (   9,024)       ( 2,692)          40,751       ( 11,545)
                               --------       --------        ----------     -----------
Total Other (Expenses)-Net     (  74,995)     (  71,496)      (  153,036)     ( 173,859)
                              ---------      ---------        ----------     -----------

Loss before income taxes       ( 302,131)     ( 191,720)      (1,650,736)     ( 779,713)
Income taxes                        -0-            -0-               -0-            -0-
                             ---------       ---------         ---------      ---------
Net Loss                    $  ( 302,131)   $ ( 191,720)    $ (1,650,736)   $ ( 779,713)
                             ===========    ===========     =============    ===========

Basic and fully diluted
  Loss Per Share            $ (     .03)    $(     .06)     $   (    .24)   $ (     .23)
                               --------       --------       ------------    ----------

Basic and Diluted - Weighted
 Average Number of Shares
 of Common Stock              9,940,511      3,384,295         6,910,284      3,342,514







See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------

                                                         Nine Months Ended
                                                              September 30,
                                                     2 0 0 2         2 0 0 1

Operating Activities:
Net (Loss)                                        $(1,650,736)     $  (779,713)
Adjustments to Reconcile Net (Loss)
 to Net Cash (Used in) Provided By
 Operations:
  Depreciation and Amortization                       189,299          254,819
  Cost of Issuance of Below Market Options           725,000              -0-
  Variable Price Options                                  -0-            3,827
Changes in Operating Assets and Liabilities:
(Increase) Decrease in Assets:
  Accounts Receivable-Net                             440,337         (874,975)
  Prepaid Expenses and Other
  Current Assets                                        7,648           31,232
(Decrease) Increase in Liabilities:
  Accounts Payable and Accrued
   Expenses                                         ( 119,926)        ( 53,187)
  Accrued Payroll and Related
    Taxes and Expenses                                176,398          443,700
                                                     ---------        ---------
Total Adjustments                                   1,418,756         (194,584)
                                                     ---------        --------

Net Cash -  Operating Activities                    ( 231,980)        (974,297)
                                                     ---------        ---------
Forward












See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
-----------------------------------------------------------------------------
                                                         Nine Months Ended
                                                            September 30,
                                                       2002            2001
Net Cash -
 Operating Activities Forwarded                    $ (231,980)    $ (974,297)

Investing Activities:
 Capital Expenditures                                (  3,266)      ( 44,555)
 Repayments from i-engineering.com, Inc.                  -0-        203,003
 Other, Net                                          ( 11,019)      (  2,255)
                                                    ---------       ----------
Net Cash -  Investing Activities                     ( 14,285)       156,193

Financing Activities:
 Net Payments from (to)
  Asset-Based Lender                                 (585,781)       888,691
 Proceeds from Exercise of Options                     71,809            -0-
 Proceeds from the Sale of Common Stock               778,313            -0-
 (Repayment) of Note Payable
 -Outside Investors                                  ( 77,819)      ( 88,681)
 Collection of Notes Receivable, Related
  Parties - Stock Option Plan                          88,062            -0-
                                                   ----------      -----------

Net Cash - Financing Activities                       274,584        800,010
                                                   ----------      ----------

Net Increase(Decrease)   in Cash                       28,319      (  18,094)

Cash  - Beginning of Year                              58,695         58,463
                                                   ----------        ----------
Cash  - September 30                             $     87,014      $  40,369
                                                   ===========     ===========
Supplemental Disclosures of Cash
  Flow Information:
  Cash paid for:
   Interest                                      $    193,807     $  164,133
   Income Taxes                                  $        -0-     $      -0-

Supplementary Disclosure of Non Cash Investing and Financing Activities during the nine months ended September 30, 2002 and 2001.

Nine Months Ended September 30, 2002
Reduced exercise price of outstanding warrants
in exchange for existing debt                      $  150,000      $     -0-

Received capital assets in exchange for
cancellation of notes and accounts receivable      $   38,527      $     -0-

Nine Months Ended September 30, 2001 - None

 See Notes to Consolidated Financial Statements

Trans Global Services, Inc.
Consolidated Statement of Stockholders' Equity (Unaudited)
                                                       Shares           Amounts

Common Stock $.01 Par Value, Authorized
25,000,000 Shares
Balance - December 31, 2001                           5,854,295      $   58,543
Shares Issued on Exercise of Below Market Options       800,000           8,000
Shares Issued on Exercise of Stock Options              668,705           6,687
Shares Issued on Reduction of Exercise Price
 of Outstanding Warrants and Cancellation of Debt       297,000           2,970
Sale of 8,000,000 Shares of Common Stock (Note 7)     8,000,000          80,000
                                                      ---------          ------
Balance - September 30, 2002                         15,620,000      $  156,200
                                                      =========          ======
Capital in Excess of Par Value
Balance - December 31, 2001                                       $  13,837,173
Issuance and Exercise of Below Market Options                           742,000
Issued on Reduction of Exercise Price
 of Outstanding Warrants and Cancellation of Debt                       147,030
Exercise of Stock Options                                                40,122
Sale of 8,000,000 Shares of Common Stock(Note 7)                        760,000
                                                                   ------------
Balance - September 30, 2002                                      $  15,526,325
                                                                   ============
Accumulated Deficit
Balance - December 31, 2001                                       $ (9,551,077)
Net Loss for the Nine Months Ended September 30, 2002               (1,650,736)
                                                                    -----------
Balance - September 30, 2002                                      $(11,201,813)
                                                                    ==========
Notes Receivable; Related Parties
Balance - December 31, 2001                                       $ (   91,593)
Collection of Notes Receivable                                          88,062
Note Receivable Issued for
 570,834 Shares of Common Stock(Note 7)                             (   61,687)
                                                                    ----------
Balance - September 30, 2002                                      $ (   65,218)
                                                                    ==========
Treasury Stock
Balance - December 31, 2001                         1,470,000     $ (2,970,812)
Balance - September 30, 2002                        1,470,000     $ (2,970,812)

Total Stockholders' Equity
Balance - December 31,  2001                                      $  1,282,234
Issuance and Exercise of Below Market Options                          750,000
Shares Issued on Reduction of Exercise Price
 of Outstanding Warrants and Cancellation of Debt                      150,000
Collection of Notes Receivable, Related Parties
 Stock Option Plan                                                      88,062
Exercise of Stock Options                                               46,809
Note Receivable Issued for
 570,834 Shares of Common Stock (Note 7)                            (   61,687)
Sale of 8,000,000 Shares of Common Stock                               840,000
Net Loss for the Nine Months Ended September 30, 2002              ( 1,650,736)
                                                                  ------------
Balance - September 30, 2002                                      $  1,444,682
                                                                  ============
See Notes to Consolidated Financial Statements

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------

(1) Basis of Presentation

Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through three subsidiaries, Avionics Research Holdings, Inc.,["Holdings"], Resource Management International, Inc. ["RMI"] and Truecom, Inc. ("Truecom"). In October, 2002 the Company established two new operating subsidiaries, RMI Pendragon, Inc. and Phoenix Services, Inc., through which all business obtained by transfer from Phoenix and NAG affiliates will be recorded. See Note 7 for further explanation and information about a change in control of the Company. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aerospace and aircraft industries.

In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the consolidated financial position of the Company as of September 30, 2002 and the consolidated results of its operations for the three and nine months ended September 30, 2002 and 2001. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto together with management's discussion and analysis of financial condition and results of operations contained in the Company's Form 10-K for the year ending December 31, 2001. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results for the entire year or any future interim period.

(2)  Summary of Significant Accounting Policies

The accounting policies followed by the Company are set forth in Note 2 to the Company's consolidated financial statements included in the Company's Form 10-K for the year ended December 31, 2001.

(3)  Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2002, the Company had a loss from operations and losses are continuing. At such date, the Company had a working capital deficiency and an accumulated deficit. The losses combined with the working capital deficiency raise substantial doubt about the Company's ability to continue as a going concern. In addition, the Company's agreement with its asset-based lender has terminated and the Company is continuing to borrow under the agreement on a month-to-month basis(See Note 4). Management intends to develop additional revenues through the acquisition of temporary staffing contracts from a company that acquired a controlling position in the Company or its affiliates. (See Note 7). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

(4)    Loan Payable - Asset Based Lender

On October 16, 2001, the Company entered into a one year agreement with an asset-based lender (factor) which Agreement shall be deemed automatically renewed for successive periods of one year. the agreement has expired and the lender is continuing to provide financing under the terms of the agreement on a

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-----------------------------------------------------------------------------
month-to-month. The Company is currently in discussion with a number of potential financing sources. However, no firm offers have been received as of this date and the Company cannot give assurance as to its ability to enter into a new credit agreement.

Pursuant to this Agreement, the Company can borrow up to 85% of its qualified accounts receivable at an interest rate of prime plus 2.5% plus a fee of .7% of the receivables factored with a minimum monthly charge of $12,000. The maximum availability under this credit agreement is $2.5 million, and at September 30, 2002, the maximum available under the borrowing base formula was $1,425,000.

5)  Agreement with The Finx Group

On November 15, 2001, the Company entered into an agreement with The Finx Group, Inc. ("Finx"), pursuant to which it issued 5,000,000 shares of Common Stock to Finx in December 2001, Finx issued 2,500,000 shares of Finx common stock to the Company in December 2001, and Finx agreed to invest $1,000,000, for which the Company was to issue shares of preferred stock which were convertible into 3,000,000 shares of Common Stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of Common Stock. On March 7, 2002, the agreement was terminated, Finx returned to the Company
4,000,000 shares of Common Stock, the Company returned to Finx the 2,500,000 shares of Finx Common Stock and all of the shares of preferred stock which were issued or issuable pursuant to the November 2001 agreement were cancelled. The effects of the cancellation are reflected retroactively in the consolidated financial statements for the year ended December 31, 2001. The net effect of the transaction was the issuance by the Company of 1,000,000 shares of Common Stock to designees of Finx for $250,000, which is reflected in the consolidated financial statements. The 1,000,000 shares are held by designees of Finx, including Mr. Lewis S. Schiller and members of his family. Mr. Schiller was the Company's chief executive officer and chairman of the Company's board of directors from December 2001 until March 2002.

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

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)


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

On April 12, 2002, the board of directors terminated the 1998 and 1999 incentive stock option plans. At such date, there were outstanding options to purchase 20,000 shares of Common Stock, which remain outstanding. On that date, the board of directors granted options to purchase 758,705 shares of Common Stock under the Company's 2002 Non-Qualified Stock Option Plan to employees at $.07 per share, which was the fair market value on such date. In May, June and August 2002 options to purchase 668,705 shares of Common Stock were exercised. At September 30, 2002 options to purchase 90,000 shares of common stock remain outstanding under the Non-Qualified Stock Option Plan.

 (7)  Change In Control / Sale of Common Stock

In July 2002, the Company sold 1,000,000 shares of Common Stock to Phoenix Marketing Services, Inc. ("Phoenix") an unaffiliated company, for a purchase price of $100,000. The agreement was entered into in anticipation of a more comprehensive agreement between the two parties, and the then president of the Company agreed that if the subsequent transaction was not consummated, he would purchase the shares for $100,000.

In August 2002, the Company and NAG Financial, LLC ("NAG"), a Texas limited liability company and an affiliate of Phoenix, entered into an agreement pursuant to which:

     * NAG or its designees purchased 7,000,000 share of common stock for $740,000 in installments. These purchases were completed during September 2002. A portion of the shares were purchased by a note in the amount of $61,687, which is payable not later than December 31, 2002.

     * NAG or its associates would transfer to the Company contracts or contract rights relating to temporary staffing or other similar or related services.

     * The Company would pay to NAG a fee of 2% of net collections, as defined in the agreement, from the contracts assigned to it, up to a maximum of $1,000,000.

     * The Company would issue one share of a newly created series of preferred stock for each $.21 of gross profit generated from the assigned contracts through June 30, 2005, up to a maximum of 2,000,000 shares of the preferred stock. Each of the shares of preferred stock would be convertible into two shares of common stock and would have the right to vote with the common stock, with each share of the preferred stock having two votes.

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

     * Mr. Sicinski and Mr. Link agreed to vote their shares of common stock in accordance with NAG's instruction until NAG or its designees shall have purchased 5,250,000 shares of common stock. The voting obligations of Mr. Sicinski and Mr. Link have terminated.

     * Mr. Sicinski's (the former president) obligation to purchase Phoenix' shares pursuant to the July 2002 agreement was terminated.

     * Mr. Arthur P. Grider, III was elected as president, chief executive officer and a director, and Mr. Sicinski retained his position as chairman of the board.

     * Mr.  Sicinski and Mr. Link entered into new  employment  agreements.  See
Note 8.

     * The Company granted registration rights with respect to the shares of common stock issued pursuant to the NAG agreement and any shares of common stock issuable upon conversion of any share of preferred stock which may be issued pursuant to the August agreement.

As a result of the issuance of the 8,000,000 shares to Phoenix and NAG and its designees pursuant to the July and August agreements, there may be deemed to be a change of control of the Company. The 8,000,000 shares of Common Stock issued to Phoenix and NAG constitute 56.5% of the Company's Common Stock. As a result of the change of control, certain available net operating loss carryforwards may be limited in accordance with IRS Regulations.


(8)  Employment Agreements

On August 12, 2002 Mr. Joseph G. Sicinski and Mr. Joseph E. Link entered into new three-year employment agreements with the Company, pursuant to which they receive a minimum base salary of $260,000 and $160,000, respectively, subject to an annual increase of not less than 5%. Mr. Sicinski will continue as chairman of the board and Mr. Link will continue as chief financial officer.

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

Three Months Ended September 30, 2002 and 2001

Our revenue, derived principally from the aircraft and aerospace industries, totaled $5.7 million for the three months ended September 30, 2002 (the "September 2002 quarter"), a decrease of 20% from the revenue of $7.1 million for the three months ended September 30, 2001 (the "September 2001 quarter"). This decrease is attributable to a decline in the requirements from our existing clients.

Our gross margins for the September 2002 quarter and the September 2001 quarter were 7.9% and 8.8%, respectively. The decrease in gross margin during the September 2002 quarter is attributed to the increase in lower margin business from our aircraft and aerospace clients as well as the loss of higher margin business in the information technology segment of our business.

Selling, general and administrative expenses declined approximately $50,000, or 7.2% from $680,000 in the September 2001 quarter to $630,000 in the September 2002 quarter. The decline in the selling, general and administrative expenses reflects principally the effect of our continued cost reduction program.

As a result of the continued reduced level of revenue and the increase in services generating a lower gross margin, our gross profit was not sufficient to cover our selling, general and administrative expenses in either the September 2002 quarter or the September 2001 quarter, resulting in an operating loss of $227,000 for the September 2002 quarter, as compared with an operating loss of $120,000 for the September 2001 quarter.

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)


Interest expense during the September 2002 quarter decreased by 4.6% from the September 2001 quarter. This decrease is primarily attributable to the decrease in the Company's borrowings as a result of the decrease in the amount of revenue.

As a result of the foregoing, we incurred a net loss of approximately $302,000, or $.03 per share (basic and diluted), for the September 2002 quarter, compared to a loss of approximately $192,000, or $.06 per share (basic and diluted) for the September 2001 quarter. The per share loss for the September 2002 quarter reflects the effect of the issuance of 8,000,000 shares of common stock during the September 2002 quarter.

Nine Months Ended September 30, 2002 and 2001

We had revenues of $16.5 million for the nine months ended September 30, 2002, reflecting a 21.7% decrease over the revenues of $21.0 million for the same period one year earlier. During the nine months ended September 30, 2002 our four largest customers, Lockheed-Martin, Bell Helicopter, Boeing and Gulfstream Aerospace accounted for approximately 66.7% of our overall revenue. The gross margin decreased to 7.3% in the nine months ended September 30, 2002 from 8.4% for the nine months ended September 30, 2001. This decrease in gross margin is attributed to the increase in lower margin business from our aircraft and aerospace clients as well as the loss of high margin business in the Information Technology segment of our business.

Selling, general and administrative expenses decreased by $354,000, or 16.1%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decline reflects principally the effects of our continued cost reduction program.

Interest expense during the nine months ended September 30, 2002 increased by approximately $24,500 or 14.4% compared to the nine months ended September 30, 2001. This increase is primarily attributable to the higher interest costs associated with the Company's having to utilize the financing services of an asset-based lender rather than a commercial bank.

As a result of the foregoing, we incurred a net loss of approximately $1.7 million, or $.24 per share (basic and diluted), for the nine months ended September 30, 2002, compared to a loss of approximately $800,000, or $.23 per share (basic and diluted) for the comparable period in 2001. The per share loss for the nine months ended September 30, 2002 reflects the effect of issuance of 8,000,000 shares of common stock during the September 2002 quarter.

Liquidity and Capital Resources

As of September 30, 2002, we had a working capital deficiency of approximately $50,000 compared to a deficiency of $365,000 at December 31, 2001. The most significant current asset at September 30, 2002 was our accounts receivable, which were approximately $1.7 million. These receivables were offset by payroll and related expenses of approximately $680,000 and $942,000 due to our asset-based lender. The payroll and related taxes and expenses relate primarily to compensation to our contract employees and related taxes, which were paid during the first week of October 2002. During the nine months ended September

Item 2. Management's Discussion and Analysis of Financial
        Conditions and Results of Operations (continued)

Liquidity and Capital Resources (continued)

30, 2002, operating activities utilized cash flows of approximately $232,000. Our principal source of cash during the nine month period ended September 30, 2002 was our credit facility with our asset-based lender plus the gorss proceeds of $840,000 from the sales of common stock as discussed in Note 7.

On October 16, 2001 we entered into a one year agreement with an asset-based lender. Under the agreement, we can borrow up to 85% of our qualified accounts receivables at an interest rate of prime plus 2.5% plus a fee equal to .7% of the value of the receivables financed with a maximum availability of $2.5 million. The minimum monthly fee on the credit agreement is $12,000 per month. At September 30, 2002 and December 31, 2001, the maximum available under our borrowing formula was $1,425,000 and $1,750,000 respectively. We are presently engaged in discussions with certain lenders, and, our existing asset-based lender has indicated its willingness to continue under our current agreement on a month by month basis. However, if we do not find an alternative lender or other source of funds, we may be unable to continue in business. Because of our poor financial condition, we expect that it will be difficult for us to find a new lender and we cannot give any assurance that we will be able to enter into an agreement with another lender.

We expect that we will continue to incur losses, at least through the fourth quarter of 2002 and losses may continue thereafter. The Company raised gross proceeds of $840,000 through the sale of our equity securities to Phoenix and NAG, and, as a result of the agreements with Phoenix and NAG and the other agreements described in Note 7, and the issuance of such shares, Mr. Arthur P. Grider III, who is the controling person for Phoenix and NAG has become the Company's controlling stockholder. The proceeds from the sale of stock to Phoenix and NAG, if combined with the credit availability under our credit facility, which is currently on a month-by-month basis, will be sufficient to enable us to meet our cash requirements for the balance of 2002.

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

Item 4.   Controls and Procedures

Our chief executive officer and chief financial officer have supervised and participated in an evaluation of the effectiveness of our disclosure controls and procedures as of a date within 90 days of the date of this report, and, based on their evaluations, they believe that our disclosure controls and procedures (as defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended) are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchanges Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. As a result of the evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part  II.


Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         10.1 Employment Agreement dated August 12, 2002 between the Registrant and Joseph G. Sicinski.

         10.2 Employment Agreement dated August 12, 2002 between the Registrant and Joseph E. Link


(b)      Reports on Form 8-K

         None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Trans Global Services, Inc.
(Registrant)

                                          /s/ Arthur P. Grider III

                                            -------------------------
Date: November 13, 2002                       Arthur P. Grider III
                                            (Chief Executive Officer)




                                           /s/ Joseph E. Link

                                            ------------------------
Date: November 13, 2002                        Joseph E. Link
                                            (Chief Financial Officer)



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


                                            /s/ Arthur P. Grider III
                                            -------------------------
Date:  November 13, 2002                       Arthur P. Grider III
                                            (Chief Executive Officer)




                                            /s/ Joseph E. Link
                                            ------------------------
Date:  November 13, 2002                        Joseph E. Link
                                            (Chief Financial Officer)

SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, Arthur P. Grider III certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trans Global Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.







Date:   November 13, 2002



_________________________
Arthur P. Grider III
President and Chief Executive Officer

    SARBANES-OXLEY SECTION 302(a) CERTIFICATION


I, Joseph E. Link certify that:

1. I have reviewed this quarterly report on Form 10-Q of Trans Global Services, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   November 13, 2002



_________________________
Joseph E. Link
Chief Financial Officer

Trans Global Services, Inc.
Exhibit 10.1 Employment Agreement dated August 12, 2002 between the Registrant and Joseph G. Sicinski


                    EXECUTIVE EMPLOYMENT AGREEMENT


AGREEMENT made this 12th day of August, 2002 by and among TRANS GLOBAL SERVICES, INC., (COMPANY) and its subsidiary companies, Avionics Research Corporation, and Resource Management International, Inc., herein referred to as TGS and Joseph G. Sicinski, herein referred to as ("EXECUTIVE").

Whereas, TGS desires to retain the employ of the Executive as the President and Chief Operating Officer of TGS and Executive is willing to perform the service hereafter described upon the terms and conditions hereinafter set forth;

Now, therefore, it is mutually agreed as follows:

1.0 TERM:

The Company (TGS) hereby retains the employ of the Executive for a period of three (3) years commencing as of the date of this Agreement and expires August 11, 2005.

2.0 DUTIES:

2.1 The Executive shall have the title of President and Chief Operating Officer.

2.2 The Executive shall have and exercise such duties, responsibilities, privileges, powers and authority as are established by statute, as are set forth in TGS by-laws and corporate minutes and as may be assigned to him by TGS's CEO/President provided that such duties are reasonably consistent wit the Executive's education, experience and background.

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

AGREEMENT
PAGE 2

3.1 A minimum base salary of $ 260,000 per year payable in equal weekly installments and shall increase annually by the greater of 5% or the increase in cost of living index.

3.2 In addition to the base salary and annual increases set forth herein, the Executive shall be entitled to an annual bonus of not less than 5% of the net income before tax for TGS and its wholly or partially owned subsidiaries, current and future.

3.3 REIMBURSEMENT OF EXPENSES:

The Executive is authorized to incur reasonable expenses for performing his/her duties pursuant to this Agreement and TGS shall reimburse him/her for all actual expenses, including entertainment, travel and other miscellaneous expenses reasonably incurred in promoting the business of TGS and in performing his duties as described herein.

3.4 VACATION:

The Executive shall be entitled to annual vacation time with full pay in accordance with the Company's policies but not less than four (4) weeks per year, which shall be accrued if not utilized in full.

3.5 The Executive shall be provided with a company automobile. Said compensation shall be made by payment of monthly lease or car loan payment, insurance, gas, service and maintenance costs. At the end of the lease or loan period and at the discretion of TGS, the car will be transferred to the Executive at a fair and reasonable market value or leases buy back value or at the option of TGS will lease or finance another new car comparable to the initial car provided under this provision. The Executive may elect to receive auto allowance of $600.00 per month in lieu of Company automobile.

4.0 BENEFITS:

4.1 Nothing contained in this Agreement shall be construed to impair or limit the Executive's rights to participate in all employee benefit plans of TGS of every nature, and he/she shall, in fact, be entitled to participate in and be a member of all such benefit plans in proportion to his total compensation hereunder.

           "Benefit plans" shall include:
            Holidays
            Life Insurance
            Hospitalization
            Medical and Major Medical (family)
            Stock option (s)
            Stock purchase or bonus plans
            Retirement Programs
            Automobile Expenses

AGREEMENT
PAGE  3

4.2 SPECIAL LIFE INSURANCE:
TGS shall maintain at its expense a life insurance policy, currently in existence, upon the life of the Executive in the face amount of $500,000 payable to such beneficiary as the Executive shall designate from time to time, in writing, and in the absence of such designation to his estate.

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

5.3  Termination  at  will.  The  Board  of  Directors  may  not  terminate  the
Executive's   employment   by  TGS  or   diminish   his   duties,   powers   and
responsibilities pursuant to this Agreement without cause as set forth herein.

5.4 Any dispute or difference of opinion between the Executive and TGS s to the latter's right to terminate this Agreement shall be submitted to and determined by arbitration in accordance with the provisions of Section 7.4 hereof set forth below. TGS shall notify the Executive of said actions in writing and provide at least 30 days to remedy such failures.

5.5 Non-Curable Termination for Cause: Executive's employment with COMPANY may be terminated "immediately" for cause if the Executive is determined to (1) repeatedly have acted dishonestly or engaged in deliberate misconduct; (2)
repeatedly breached a fiduciary trust for the purpose of gaining personal profits; (3) repeatedly neglected to perform customary duties of his position after 30 days due written notice of said omission from the President of Board of Directors; or (4) have been convicted of the commission of a felony.

In the event of termination, the President or Board of Directors are required to give 10 days notice in writing to the Executive, by certified or registered mail mailed to the Executives last known address and the same notice by ordinary mail or courier to the Executive's principal office at COMPANY.

AGREEMENT
PAGE  4

6.0 NOTICE OF CHANGE(S) AND/OR REVISIONS(S):

Any notice, request or other communication required or permitted pursuant to this Agreement shall be in writing and shall be deemed dully given when received by the party to whom it shall be given or three days after being mailed by certified, registered or express mail, postage prepaid, addressed as follows:

           If to the COMPANY:
           TRANS GLOBAL SERVICES, INC.
           1393 Veterans Memorial Highway, Suite 307
           Hauppauge, New York 11788

           If to the Executive:
           Joseph G. Sicinski
           38 Woodhollow Road
           Great River, New York 11739

Any part may change the address to which communications are to be mailed given notice of such change on the manner provided above.


7.0 SPECIAL TERMS AND CONDITIONS:

7.1 The Board of Directors of COMPANY reserves the right to increase the compensations and benefits specified in this contract at any time hereafter and no such increase(s) or adjustment(s) shall operate as cancellation of the Agreement but merely as an amendment hereto.

7.2 REORGANIZATION:

If the Company shall at any time be merged or consolidated substantially all assets of TGS are transferred to another corporation or entity, the provisions of this Agreement shall survive any such transaction and shall be binding upon and inure to the benefit of the corporation resulting from such merger or consolidation.

7.3 Nothing herein contained shall in any manner modify, imperil or affect existing or future rights or interests of the Executive to receive any employee benefits to which he/she would otherwise be entitled or as a participant in the present or any future incentive, profit-sharing or bonus plan of TGS providing for his participation, or in any present or future stock option plan of TGS, to the extent such plans are applicable generally to salaried employees, it being understood and agreed that the rights and interests of the Executive to any employee benefits or as a participant or beneficiary in or under any or all said plans, respectively, shall not be adversely affected hereby.

AGREEMENT
PAGE  5

7.4 ARBITRATION:

Any controversy or clam arising under this Agreement shall be settled by binding arbitration in accordance with Rules of the American Arbitration Association then in effect, and such arbitration shall be held either in Nassau or Suffolk County in the State of New York. This shall be the exclusive remedy for the violation of either party of the terms of this Agreement. The controversy or claim shall be submitted to three arbitrators, one of whom shall be chosen by COMPANY, one of whom shall be chosen by the Executive, and the third of whom shall be chosen by the two so selected. The party desiring arbitration shall give written notice to the other party of its desire to arbitrate the particular matter in question, naming the arbitrator selected by it. If the other party shall fail within a period of 15 days after such notice shall have been given to reply in writing naming the arbitrator selected by them then the party not in default may appoint an arbitrator to fill the place so remaining vacant. The decision of any two of the arbitrators shall be final and binding upon the parties hereto and shall be delivered in writing, signed in triplicate by the concurring arbitrators to each of the parties hereto. Judgement upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

8.0 MISCELLANEOUS:

8.1 This Agreement shall become effective as of the day and date first above written.

8.2 The heading or captions of sections or paragraphs are used for convenience of reference merely and shall be ignored in the interpretation hereof.

8.3 As used herein, terms such as "herein", "hereof", "hereto", and similar language shall be interpreted to refer to this entire instrument as not merely the paragraph or sentence in which they appear, unless so limited by express language.

8.4 Neither this Agreement nor any of his/her rights hereunder may be assigned by the Executive without the written consent of TGS unless specifically identified in this Agreement.

8.5 In the event of a suit or claim against the Executive arising out his corporate duties, COMPANY will provide and pay for legal counsel approved by the Executive, and hold the Executive harmless and indemnify the Executive for any and all costs, fees, suits, judgements and settlements arising therein.

AGREEMENT
PAGE  6



IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto on the day and date first above written:

Trans Global Services, Inc.
Avionics Research Corporation
Avionics Research Corporation of Fl.
Resource Management International, Inc.


By:
                 -----------------------------------------
                 Joseph E. Link,  Chief Financial Officer



                 ------------------------------------------


By:
                 -----------------------------------------
                 Joseph G. Sicinski ,  EXECUTIVE

Trans Global Services, Inc.
Exhibit 10.2 Employment Agreement dated August 12, 2002 between the Registrant and Joseph E. Link

                      EXECUTIVE EMPLOYMENT AGREEMENT


AGREEMENT made this 12th day of August, 2002 by and among TRANS GLOBAL SERVICES, INC., (COMPANY) and its subsidiary companies, Avionics Research Corporation, and Resource Management International, Inc., herein referred to as COMPANY and Joseph E. Link, herein referred to as (EXECUTIVE).

Now, therefore, it is mutually agreed as follows:

1.0 TERM:

The Company (COMPANY) hereby retains the employ of the Executive for a period of three (3) years commencing as of the date of this Agreement.

2.0 DUTIES:

2.1 The Executive shall have the title of Chief Financial Officer (CFO).

2.2 The Executive shall have and exercise such duties, responsibilities, privileges, powers and authority as are established by statute, as are set forth in COMPANY by-laws and corporate minutes and as may be assigned to him by COMPANY's CEO/President provided that such duties are reasonably consistent with the Executive's education, experience and background.

2.3 The Executive agrees to devote substantially all of his business time, attention, skill and efforts to the business conducted by COMPANY. The Executive shall report to the CEO/President providing support in financial and other matters as so designated by the CEO/President.

3.0 COMPENSATION:

In consideration for the Executive entering into and executing this AGREEMENT and for providing services hereunder, the Executive shall be entitled to receive the following compensation plus such additional increases in salary, compensation or benefits as the Board of Directors may direct:


3.1 A minimum base salary of $160,000 per year payable in equal weekly installments. The contract will be adjusted for cost of living increases annually or the average percent raise to salaries given to other salaried employees, whichever is greater, but in no case less than 5% annually.

AGREEMENT
PAGE 2


3.2 TERMINATION FOR DISABILITY. In the event that:

Executive is discharged from employment for being unable to work by reason of disability, if in excess of 90 consecutive days, COMPANY will continue his/her base salary for an additional 180 days at the rate as provided above inclusive of all bonuses and incentives.

3.3 REIMBURSEMENT OF EXPENSES:

The Executive is authorized to incur reasonable expenses for performing his/her duties pursuant to this Agreement and COMPANY shall reimburse him/her for all actual expenses, including entertainment, travel and other miscellaneous expenses reasonably incurred in promoting the business of COMPANY and in performing his duties as described herein.

3.4 VACATION:

The Executive shall be entitled to annual vacation time with full pay in accordance with the Company's policies but not less than four (4) weeks per year, which shall be accrued if not utilized in full.

4.0 BENEFITS:

4.1 Nothing contained in this Agreement shall be construed to impair or limit the Executive's rights to participate in all employee benefit plans of COMPANY of every nature, and he/she shall, in fact, be entitled to participate in and be a member of all such benefit plans in proportion to his total compensation hereunder.

           "Benefit plans" shall include:

            Hospitalization
            Medical and Major Medical (family)
            Stock option (s)
            Stock purchase or bonus plans
            401K Program
            Automobile Expenses

AGREEMENT
PAGE  3

5.0 TERMINATION AND SEVERANCE:

5.1 Nothing herein is intended to prohibit COMPANY from terminating this Agreement for serious and willful misconduct on the part of the Executive, provided, that in the event that the Executive's employment is terminated for cause by COMPANY, nevertheless the Executive shall be entitled to receive such benefits under COMPANY's employee benefit plans, in which he is a participant, or as are provided by this Agreement.


5.2 Non-Curable Termination for Cause: Executive's employment with COMPANY may be terminated "immediately" for cause if the Executive is determined to (1) repeatedly have acted dishonestly or engaged in deliberate misconduct; (2)
repeatedly breached a fiduciary trust for the purpose of gaining personal profits; (3) repeatedly neglected to perform customary duties of his position after 30 days due written notice of said omission from the President of Board of Directors; or (4) have been convicted of the commission of a felony.

In the event of termination, the CEO/President or Board of Directors are required to give 10 days notice in writing to the Executive, by certified or registered mail mailed to the Executive's last known address and the same notice by ordinary mail or courier to the Executive's principal office at COMPANY.

6.0 NOTICE OF CHANGE(S) AND/OR REVISIONS(S):

Any notice, request or other communication required or permitted pursuant to this Agreement shall be in writing and shall be deemed duly given when received by the party to whom it shall be given or three days after being mailed by certified, registered or express mail, postage prepaid, addressed as follows:

           If to the COMPANY:
           TRANS GLOBAL SERVICES, INC.
           1393 Veterans Memorial Highway, Suite 307
           Hauppauge, New York 11788

           If to the Executive:
           Joseph E. Link
           34 Beaver Drive
           Mastic, New York 11951

Any part may change the address to which communications are to be mailed given notice of such change on the manner provided above.

AGREEMENT
PAGE  4

7.0 SPECIAL TERMS AND CONDITIONS:

7.1 The Board of Directors of COMPANY reserves the right to increase the compensations and benefits specified in this contract at any time hereafter and no such increase(s) or adjustment(s) shall operate as cancellation of the Agreement but merely as an amendment hereto.

7.2 REORGANIZATION:

If the Company shall at any time be merged or consolidated substantially all assets of COMPANY are transferred to another corporation or entity, the provisions of this Agreement shall survive any such transaction and shall be binding upon and inure to the benefit of the corporation resulting from such merger or consolidation.

7.3 Nothing herein contained shall in any manner modify, imperil or affect existing or future rights or interests of the Executive to receive any employee benefits to which he/she would otherwise be entitled or as a participant in the present or any future incentive, profit-sharing or bonus plan of COMPANY providing for his participation, or in any present or future stock option plan of COMPANY, to the extent such plans are applicable generally to salaried employees, it being understood and agreed that the rights and interests of the Executive to any employee benefits or as a participant or beneficiary in or under any or all said plans, respectively, shall not be adversely affected hereby.

7.4 ARBITRATION:

Any controversy or clam arising under this Agreement shall be settled by binding arbitration in accordance with Rules of the American Arbitration Association then in effect, and such arbitration shall be held either in Nassau or Suffolk County in the State of New York. This shall be the exclusive remedy for the violation of either party of the terms of this Agreement. The controversy or claim shall be submitted to three arbitrators, one of whom shall be chosen by COMPANY, one of whom shall be chosen by the Executive, and the third of whom shall be chosen by the two so selected. The party desiring arbitration shall give written notice to the other party of its desire to arbitrate the particular matter in question, naming the arbitrator selected by it. If the other party shall fail within a period of 15 days after such notice shall have been given to reply in writing naming the arbitrator selected by them then the party not in default may appoint an arbitrator to fill the place so remaining vacant. The decision of any two of the arbitrators shall be final and binding upon the parties hereto and shall be delivered in writing, signed in triplicate by the concurring arbitrators to each of the parties hereto. Judgement upon the award rendered by the arbitrators may be entered in any court having jurisdiction thereof.

AGREEMENT
PAGE  5

8.0 MISCELLANEOUS:

8.1 This Agreement shall become effective as of the day and date first above written.

8.2 The heading or captions of sections or paragraphs are used for convenience of reference merely and shall be ignored in the interpretation hereof.

8.3 As used herein, terms such as "herein", "hereof", "hereto", and similar language shall be interpreted to refer to this entire instrument as not merely the paragraph or sentence in which they appear, unless so limited by express language.

8.4 Neither this Agreement nor any of his/her rights hereunder may be assigned by the Executive without the written consent of COMPANY unless specifically identified in this Agreement.

8.5 In the event of a suit or claim against the Executive arising out his corporate duties, COMPANY will provide and pay for legal counsel approved by the Executive, and hold the Executive harmless and indemnify the Executive for any and all costs, fees, suits, judgements and settlements arising therein.


IN WITNESS WHEREOF, this Agreement has been duly executed by the parties hereto on the day and date first above written:



By:
                 -----------------------------------------
                 Joseph G. Sicinski, CEO/President



                 ------------------------------------------
                 Joseph E. Link, EXECUTIVE