Form 10-K
period 2002-12-31
TRANS GLOBAL SERVICES INC
filed 2003-10-29
CIK 916485

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
              ____________________________________________________

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ________

                          COMMISSION FILE NO.  0-23382

                           TRANS GLOBAL SERVICES, INC.
               (Exact name of issuer as specified in its charter)


             DELAWARE                                        62-1544008
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)

    8707 KATY FREEWAY, SUITE 300, HOUSTON, TEXAS               77024
      (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code: (713) 467-4140

Securities registered under Section 12(b) of the Exchange Act:  NONE.

Securities registered under Section 12(g) of the Exchange Act:  COMMON STOCK,
                                                              PAR VALUE $0.01
                                                                    PER SHARE
                                                             (Title of class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Itey c5 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter: $624,800.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2003: 15,620,000.

     Documents  incorporated  by  reference:  None.

                                     PART I

ITEM 1.  BUSINESS.

     Trans Global Services, Inc. provides technical temporary staffing services. In performing such services, we provide engineers, designers and technical personnel on a temporary contract assignment basis pursuant to contracts with major corporations, primarily aircraft and aerospace firms. The engagement may relate to a specific project or may cover an extended period based on the client's requirements. It is our belief that the market for technical temporary staffing services, such as those which we offer, results from the trend in employment practices by major corporations principally in the aircraft and aerospace industries as well as the electronics, energy, information technology, telecommunications, and public utilities industries to reduce their permanent employee staff and to supplement their staff with temporary personnel on an as-needed basis.

     We seek to offer our clients a cost-effective means of work force flexibility and the elimination of the inconvenience associated with the employment of temporary personnel, such as advertising, initial interviewing, fringe benefits and record keeping. Although the employees provided by us are on temporary contract assignment, they work with the client's permanent employees; however, they may receive different compensation and benefits than permanent employees.

     In providing our services, we engage the employee, pay the payroll and related costs, including FICA, workers' compensation and similar federal and state mandated insurance and related payments. We charge our clients for services based upon the payroll cost of the personnel. Employees assigned to a client submit time cards indicating services rendered. The employee is paid on the basis of such services, and the client is billed accordingly.

     Our strategy is directed at increasing our customer base, and providing additional services such as integrated logistics support to our existing customer base, which includes defining market niches within the existing client base to manage and operate certain outsourced projects. These programs offer the opportunity to provide value added services that are designed to create differential and enhanced profit margins.

     Increased marketing effort and penetration into the petrochemical arena has contributed to our revenue growth in the first quarter of 2003. Additional budgeting is reducing our overhead costs, which we expect will have a significant impact by the third quarter of the year.

OUR ORGANIZATION

     We are a Delaware corporation incorporated in September 1993 under the name Concept Technologies Group, Inc. We changed our name to Trans Global Services, Inc. in 1995. On April 3, 2003, we moved our executive offices to 8707 Katy Freeway, Suite 300, Houston, Texas 77024. Our new telephone number is (713) 467-4140.

     Our operations are conducted through our six subsidiaries, Resource Management International, Inc., Avionics Research Corporation, Avionics Research Corporation of Florida, Truecom, Inc., RMI Pendragon, Inc., and Phoenix Services, Inc.

     In this Form 10-K Annual Report, references to "us" refer to Trans Global Services and our subsidiaries, unless the context indicates otherwise.

FORWARD-LOOKING STATEMENTS

     Statements in this Form 10-K Annual Report may be "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to, statements that express our intentions, beliefs, expectations, strategies, predictions or any other statements relating to our future activities or other future events or conditions. These statements are based on current expectations, estimates and projections about our business based, in part, on assumptions made by our management. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may, and probably will, differ materially from what is expressed or forecasted in the forward-looking statements due to numerous factors, including those described above and those risks discussed from time to time in this Form 10-K Annual Report, including the risks described under "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in other documents which we file with the Securities and Exchange Commission.

     In addition, such statements could be affected by risks and uncertainties related to our financial condition, factors that affect the aircraft and aerospace industries, market and customer acceptance, competition, government regulations and requirements and pricing, as well as general industry and market conditions and growth rates, and general economic conditions. Any forward-looking statements speak only as of the date on which they are made, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Form 10-K Annual Report.

RISK FACTORS

OUR FINANCIAL POSITION HINDERS OUR OPPORTUNITY TO DEVELOP NEW CLIENTS

     A number of major clients now consider financial stability as a qualifying element when placing large programs for outsourcing. Our weak financial position and reliance on factors for financing our cash flow requirements creates an obstacle to business development.

RELIANCE ON ONLY ONE MAJOR BUSINESS SECTOR

     A major portion of our revenue remains dependent on the aircraft and aerospace business creating undue economic reliance on those industries. Accordingly, we have expended considerable effort on developing petrochemical and commercial clients in order to reduce our reliance on a single industry element.

     Our largest clients for 2002 and 2001 were in the aircraft and aerospace industries, accounting for revenue of approximately $14.7 million, or 65 percent of revenue, in 2002, and $20.0 million, or 74 percent of revenue, in 2002. We have, in the past, incurred significant drops in revenue and increased losses as a result of economic conditions in these industries. Because of the focus on new client development, both our sales and mark-up increased in the fourth quarter of 2002. We cannot assure you that the aircraft and aerospace industries will not suffer slowdowns in the future. However, we are actively targeting a broader client base to offset those slowdowns.

WE HAVE A SIGNIFICANT PAYROLL TAX LIABILITY

     Our subsidiaries have an estimated payroll tax liability to the Internal Revenue Service in the amount of $4,528,164.88 for the period beginning January 1, 2003 and ending August 31, 2003. Additional liabilities have accrued since August 31, 2003. The federal payroll tax liability, but not the penalties and interests, for the first two quarters of 2003 were paid in full on or about October 17, 2003 for the following subsidiaries: Avionics Research Corporation, Avionics Research Corporation of Florida, Phoenix Services, Inc., and Truecom, Inc. The federal income tax liabilities for the year 2003 remain unpaid for the following subsidiaries: Resource Management International, Inc. and RMI Pendragon, Inc. If we are unable to either pay the amount owed or make satisfactory arrangements with the IRS under a payment plan, the IRS could levy on the assets of our subsidiaries in an attempt to liquidate the tax liability. If that should happen, we would in all likelihood cease operations, and our business could fail. As of the date of this Annual Report, we have not filed all of the required state and federal payroll tax reports and have not made any arrangements with the IRS nor secured any commitment from a lender to pay the unpaid taxes. This estimated federal payroll tax liability does not include any potential penalties and interest for non-payment and non-reporting.

WE HAVE NOT YET FILED PERIODIC REPORTS REQUIRED UNDER THE EXCHANGE ACT

     We acquired certain operating contracts from Pendragon Staffing, Inc. and Phoenix Marketing Services, Inc in January 2003 pursuant to the terms of a stock purchase agreement under which NAG, Financial, LLC, purchased our newly issued common stock. Pursuant to the rules under the Securities Exchange Act of 1934 we are required to file a periodic report on Form 8-K along with audited financial statements of the assets acquired. We have not yet prepared the Form 8-K.

     In addition, we have not yet filed our quarterly reports on Form 10-Q for the periods ending March 31, 2003 and June 30, 2003. Consequently we have failed to comply with the reporting requirements of the Exchange Act. Until we are in compliance with all of the reporting requirements of the Exchange Act, we are prohibited from filing any registration statements under the Securities Act of 1933, and may be subject to sanctions by the SEC.

WE DO NOT HAVE ADEQUATE DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of December 31, 2002, and they have concluded that these disclosure controls and procedures were effective as of that date and the period covered by this Annual Report. However, since December 31, 2002, there have been significant changes in our internal controls and in other factors that could significantly affect these controls. The changes resulted from the transfer of all accounting and financial reporting functions from our previous corporate office in New York to the new corporate office in Houston. Since the transfer, we have informed our auditors and audit committee members of potentially material weaknesses in our internal controls. Our management is currently addressing the deficiencies in our internal controls by having hired a controller to take responsibility for the accounting and financial reporting process. Unless we can correct the deficiencies in our internal controls, our chief executive officer and chief financial officer will not be able to provide the necessary certifications mandated by the Exchange Act for our periodic reports following December 31, 2002. The failure to provide the certifications specified by the Exchange Act will put us in violation of that Act, and subject us to potential penalties.

WE HAVE A WORKING CAPITAL DEFICIENCY, WHICH COULD IMPAIR OUR ABILITY TO CONTINUE IN BUSINESS

     At December 31, 2002, we had a deficiency in working capital of approximately $282,000. Presently, our primary source of funds is our line of credit from our asset-based lender. We have had limited success in raising funds and we believe that, because of our financial condition and stock price, we will continue to have difficulty in raising funds. The failure to raise funds may affect our ability to continue in business.

WE INCURRED LOSSES DURING EACH OF THE PAST THREE YEARS, AND OUR LOSSES ARE CONTINUING

     We sustained a loss of $3.3 million, or $0.32 per share (basic and diluted) for 2002. We cannot assure you that we will be able to generate profits in the future. Our failure to generate profits could affect our ability to continue our operations.

OUR CREDIT AGREEMENT WAS EXTENDED FOR ONE YEAR IN JANUARY 2003

     Our principal source of cash during 2002 was our credit facility with our asset-based lender. This facility was renewed on October 16, 2002, subject to a one-year renewal option, if mutually agreed. The agreement was extended for one year in January 2003. We require this facility in order to meet our payroll obligations, since we pay our employees before we receive payment from our customers. We will not be able to continue in business unless we are able to extend our credit facility or otherwise obtain necessary financing. The terms of any financing which may be available to us may be less favorable than the terms of our present credit arrangement. Any equity financing would result in substantial dilution to our stockholders.

BECAUSE OF OUR FINANCIAL CONDITION, WE MAY HAVE DIFFICULTY GENERATING BUSINESS IN A HIGHLY COMPETITIVE INDUSTRY

     The technical temporary staffing business is highly competitive with respect to clients and employees. In order to attract both clients and employees, we must show that we have the financial capability to meet our obligations. Additionally, we must offer our employees the same benefits that our competitors offer. Our financial position has in the past limited our ability to grow. Our current financial position, particularly our lack of working capital, may increase the difficulty in retaining existing clients and obtaining new clients.

OUR BUSINESS MAY BE IMPAIRED BY ANY TRENDS IN EMPLOYMENT PRACTICES WHICH RESULT IN TEMPORARY STAFFING EMPLOYEES BEING TREATED THE SAME AS PERMANENT EMPLOYEES

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

WE NEED TO ATTRACT QUALIFIED EMPLOYEES TO SERVICE OUR CLIENTS

     We are dependent upon both our ability to obtain contracts with clients and to provide those clients with qualified employees. The market for qualified personnel is highly competitive, and we compete with other companies in obtaining contracts with potential clients and in attracting employees. Our financial condition impairs our ability to attract qualified employees.

WE MAY BE HELD LIABLE FOR THE ACTIONS OF OUR EMPLOYEES WHEN ON ASSIGNMENT

     Although our client agreements disclaim responsibility for the conduct of our employees, we may be exposed to liability with respect to actions taken by our employees while on assignment, such as damages caused by their errors, misuse of client proprietary information or theft of client property. We maintain general liability insurance and umbrella coverage to mitigate such damages. Our risk is limited to claims in excess of our extended coverage. Due to the nature of our assignments, we cannot assure you that we have no liability as a result of our employees being on assignment.

WE ARE DEPENDENT UPON OUR MANAGEMENT

     Our business is dependent upon our senior executive officers, principally, Arthur P. Grider III, our president and chief executive officer, who is responsible for our operations, including marketing and business development. Although we have an employment agreement with Mr. Grider, the agreement does not guarantee that he will continue his employment with us. Our business may be adversely affected if any of our key officers left our employ.

WE MAY CONSIDER A MERGER OR ACQUISITION

     We are seeking to address our lack of liquidity through a merger or acquisition. Any such transaction may result in a change of control and substantial dilution to our stockholders. In addition, such transaction may also result in a significant change in our business. We cannot assure you that we will be able to complete any such transaction on terms that are favorable to our stockholders or us and/or will result in increased liquidity or profitable operations. Specifically, we cannot take any action requiring a vote of our stockholders until we have filed all of the periodic reports required by the Exchange Act.

WE DO NOT ANTICIPATE PAYING DIVIDENDS ON OUR COMMON STOCK

     The rights of the holders of our common stock may be impaired by the potential issuance of preferred stock. Our certificate of incorporation gives our board of directors the right to create series of preferred stock. As a result, the board of directors may, without stockholder approval, issue preferred stock with voting, dividend, conversion, liquidation or other rights, which could adversely affect the voting power and equity interest of the holders of our common stock. The preferred stock, which could be issued with the right to more than one vote per share, could be utilized as a method of discouraging, delaying or preventing a change of control. The possible impact on takeover attempts could adversely affect the price of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE SEC'S PENNY-STOCK RULES

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

     In addition, due to our failure to timely file this Annual Report, as of May 23, 2003, we are no longer eligible to have our shares of common stock quoted on the OTC Bulletin Board. Our shares are now quoted in the "pink sheets," a factor which may reduce the marketability of our shares. Before our shares of common stock can once again be quoted on the OTCBB, we will have to submit an application for qualification to the NASD. We cannot predict when we will qualify to have our shares quoted on the OTCBB, if ever. See Item 5 of this Annual Report.

SHARES MAY BE ISSUED PURSUANT TO OPTIONS AND WARRANTS

     We may issue stock upon the exercise of options granted up to an aggregate of 110,000 shares of our common stock pursuant to our long-term incentive plans and warrants to purchase an aggregate of 75,650 shares. Any shares issued would cause a dilution of our current stockholders.

MARKETS AND MARKETING

     The market for our services is comprised of major corporations in such industries as aircraft, aerospace, electronics, energy, engineering, computer services and telecommunications, where the use of technical temporary staffing has become an important method of cost reduction. Typically, a client enters into an agreement with one or a small number of companies to locate, recruit, assign and serve as employer of record for its temporary staff. Temporary employees are hired on an as-required basis and utilization may fluctuate without significant notice. Additionally, major clients may elect to outsource special projects that are assigned to a single vendor. Outsource programs normally have scheduled performance criteria with predictable revenue streams.

     We maintain a computerized database of technical personnel based upon their qualifications and experience. The current database, which contains more than 108,000 applicants, has been generated through previous employees, referrals and responses to media advertisements. Our responsibilities for employee engagement include locating, recruiting, screening, initial technical interview, resume verification, reference checks, schedule client interviews (when required), hiring, and maintaining each employee throughout the assignment. The majority of work performed by our employees is performed at the client's premises and under the client's direction, although we are the employer of record.

     We also conduct an ongoing program to survey and evaluate our clients' needs and satisfaction with our services, which we use as part of our marketing effort.

     Although we have six offices throughout the United States, including our main office in Houston, Texas, there are no limited geographic markets for our services. We have in the past established offices in new locations when we receive a contract in the area and cannot effectively service the contract from our existing offices. We intend to continue to establish new offices as necessary to meet the needs of our customers.

     A client will utilize technical temporary staffing services, such as those which we provide, when it requires a person with specific technical knowledge or capabilities which are not available from the client's permanent staff or to supplement its permanent staff for a specific project or to meet peak load requirements. When the client requires personnel, it provides us with a detailed job description. We then conduct an electronic search in our computerized resume database for candidates matching the job description. In addition, each branch office maintains a file of active local resumes for candidates available for assignment in the vicinity of the branch office. The candidates are then contacted by telephone by our recruiters, who interview interested candidates. If a candidate is acceptable to us and interested in the position, we refer the candidate to the client. An employment agreement is executed with us prior to the commencement of employment.

     We serve primarily the aircraft and aerospace industries as well as the electronics, energy, telecommunications, computer science and public utilities. We are seeking to expand our efforts to address the general trend of temporary staffing by major corporations on a national basis. In the last quarter of 2002, we generated $0.5 million in new client billings. Our contracts are generally terminable by the client on short notice.

     There is no seasonality to our business.

     The following table shows the revenue and the percentage of our total revenue from those clients that accounted for at least five percent of our revenue in 2002:

          CLIENT                     REVENUE     PERCENT
          -----------------------  ------------  --------
          Lockheed-Martin          $6.1 million    27.2 %
          Bell Helicopter Textron  $4.7 million    20.8 %
          Gulfstream Aerospace     $2.1 million     9.6 %
          DCR, Inc.                $1.8 million     8.1 %

     The following table shows the revenue and the percentage of our total revenue from our largest clients in 2001:

          CLIENT                     REVENUE     PERCENT
          -----------------------  ------------  --------
          Lockheed-Martin          $7.9 million     29.2%
          Bell Helicopter Textron  $4.6 million     17.0%
          Boeing                   $4.2 million     15.5%
          Gulfstream Aerospace     $3.3 million     12.2%

     The following table shows the revenue and the percentage of our total revenue from our largest clients in 2000:

          CLIENT                     REVENUE     PERCENT
          -----------------------  ------------  --------
          Lockheed-Martin          $5.7 million     24.5%
          Bell Helicopter Textron  $4.1 million     17.6%
          Boeing                   $3.6 million     15.5%
          Gulfstream Aerospace     $2.2 million      9.4%

     Because of our financial condition, Boeing is no longer giving us any new assignments, although it is continuing to use our personnel on existing engagements.

COMPETITION

     The business of providing employees on either a permanent or temporary basis is highly competitive and is typically local in nature. We compete with numerous technical service organizations, a number of which are better capitalized, better known, have more extensive industry contacts and conduct extensive advertising campaigns aimed at both employers and job applicants than we have. However, we believe that developing operating niches (i.e., tooling and manufacturing engineers) creates opportunities to differentiate and add value to our services. The profile and reputation of our marketing representatives and recruiters is more technical than many of our competitors and accordingly offer more opportunities for us to develop outsourced programs. The ability to demonstrate a pattern of assigning and keeping qualified employees is an integral aspect of our new business development. The market for qualified personnel is highly competitive, and we vie with other companies to attract qualified candidates.

     Our ability to increase our business with existing clients or to attract other clients has been affected by our working capital. However, improved health insurance and 401(k) plans, and our new direct deposit program have improved our closure rate.

GOVERNMENT REGULATIONS

     Temporary technical staffing, not to be confused with the employee leasing, does not require licensing. However, we are subject to federal and state regulations concerning the employment relationship, including those relating to wages and hours and unemployment compensation. We also maintain a 401(k) plan for our employees and we are subject to regulations concerning such plan.

     We do not have contracts with any governmental agencies. However, our clients include major defense contractors that have contracts with governmental agencies.

     Several of our clients' contracts with governmental agencies are subject to renegotiation or cancellation for the convenience of the government. Since the staffing needs of each of our clients are based on the clients' own requirements and the clients' needs are affected by any modification in requirements, any reduction or increase in staffing by a client resulting from cancellation or modification of government contracts could impact our business.

EMPLOYEES

     At December 31, 2002, we had 288 employees, 210 of whom were contract service employees who performed services on our clients' premises and 18 who were executive and administrative employees. Each of our offices is staffed by technical recruiters and/or sales personnel. Accounting and payroll departments have been relocated to located in our Houston office. Each contract service employee enters into an agreement with us that details the engagement, including worksite, pay rate, benefits, reimbursed expenses and per diem when appropriate. When an employee completes his assignment, we have no further obligation to the employee except COBRA obligations. Although assignments can be for as short as 90 days, in some cases, they have run for several years. The average assignment is six to nine months. The majority of our employees are not represented by a labor union, and we consider our employee relationships to be good.

ITEM 2.  DESCRIPTION OF PROPERTY.

     Beginning January 1,2003, we are leasing approximately 6,000 square feet of office facilities in Houston, Texas, where we maintain our executive offices.
We also rent office space in New York on Long Island, which we currently have listed for sub-lease. We also rent modest office space in Phoenix, Arizona, Carlsbad, New Mexico, Palmdale, California, Arlington, Texas, and Orlando, Florida. Our aggregate annual rent is approximately $391,200, but will be reduced substantially if we are successful in sub-leasing the New York office space. The existing leases are subject to annual increases. We believe that our present office space is adequate for our present needs and that additional office space is readily available on commercially reasonable terms.

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

     On April 1, 2003, a group of our stockholders comprising approximately 55 percent of the outstanding voting shares of the company took certain actions in lieu of a stockholder's meeting. Included in this group of stockholders were persons and entities affiliated with the president. The actions taken included removing the chairman and chief financial officer from their positions as directors. On April 4, 2003, the remaining directors met and removed the chairman and chief financial officer from their positions as officers. On April 7, 2003 Arthur Grider, the president, suspended the former chairman and former chief financial officer.

     We filed suit against the former chairman and former chief financial officer in a case in Harris County, Texas.

     On or about the July 3, 2003 a settlement was reached between the parties and an agreement was executed settling all matters in the case. Under the terms of the settlement agreement, Phoenix Marketing Services, Inc. ("Phoenix") shall pay a total sum of $261,000 to the former chairman and former chief financial officer, to be allocated as agreed between the defendants. Phoenix paid the defendants the sum of $101,400 on July 7, 2003. We paid or shall also pay $55,600 to the defendants at the rate of $6,950 per week with payments beginning on June 27, 2003 and continuing on July 4, 2003, July 11, 2003, July 18, 2003, July 25, 2003, August 1, 2003, August 8, 2003, with the last $6,950 payment being made on August 15, 2003. Thereafter, Phoenix or Trans Global Services shall pay defendants the sum of $1,000 per week commencing on Friday, August 22, 2003 and continuing for a period of 103 weeks. Phoenix shall execute a promissory note in the amount of $104,000 bearing interest at the rate of two percent per annum payable to the defendants. We, RMI, and Avionics executed guarantees of the promissory note.

     We and the defendants executed releases of each other.

     Phoenix is an affiliate of our president. Phoenix is the holder of 1,000,000 shares of our common stock. The transaction described in this paragraph creates a liability from us to Phoenix. It is anticipated that this liability will be satisfied by issuing additional shares of common stock to Phoenix at the then appropriate market valuation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On Tuesday, December 3, 2002 we held an annual meeting of our stockholders of record as of October 28, 2002, for the purpose of:

- Electing six directors to serve until the 2003 annual meeting of stockholders;

-    Approving our 2002 long-term incentive plan; and

- Approving the appointment of Moore Stephens, P.C. as our independent certified public accountants for 2002.

     The six persons nominated as directors were Joseph G. Sicinski, Arthur P. Grider III, Joseph E. Link, Paul E. McManus, General J. B. Davis, and Ashraf M.
H. Ghonima. All of such persons were elected. However, on April 1, 2003, we removed Messrs. Sicinski and Link as directors. See, Item 9 and Item 10 of this Annual Report. As of April 1, 2003, we had only four directors, Messrs. Grider, McManus, and Ghonima, and General Davis. We do not have any present plans to increase our board membership before our next annual meeting of stockholders.

     On October 2, 2003, Mr. McManus and General Davis resigned as directors due to their concerns over our lack of internal controls and our failure to pay our payroll taxes, while Mr. Ghonima resigned on October 3, 2003 citing similar reasons. We received notification of the resignations on October 6, 2003. See,
Item 14 of this Annual Report.

     Our 2002 long-term incentive plan was approved by our stockholders.

     Moore Stephens, P.C. was approved as our independent certified public accountants for 2002. However, on April 8, 2003, Moore Stephens, P.C. resigned as our auditors. We engaged Malone & Bailey, PLLC on May 27, 2003. See Item 9 of this Annual Report.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Until May 23, 2003, our common stock was quoted on the OTC Bulletin Board under the symbol "TGSI." However, as of May 23, 2003, we were no longer eligible for quotation on the OTCBB, inasmuch as we had failed to file this Annual Report in a timely fashion. Since that date, our shares have been quoted in the "pink sheets" maintained by Pink Sheets LLC, a provider of pricing and financial information for the over-the-counter securities markets. Before our shares of common stock can once again be quoted on the OTCBB, we will have to reapply for quotation in accordance with the Exchange Act. There is no assurance that we will be able satisfy the requirements established by the OTCBB.

     Prior to March 16, 2000, our common stock was traded on the Nasdaq SmallCap Market.

     The high and low closing bid quotations for our common stock since January 2001 are as follows:

                               HIGH    LOW
                               -----  -----
                    2003
                    ----
               First Quarter   $0.07  $0.04
               Second Quarter  $0.07  $0.04

                    2002
                    ----
               First Quarter   $0.99  $0.10
               Second Quarter  $0.21  $0.06
               Third Quarter   $0.42  $0.06
               Fourth Quarter  $0.25  $0.10

                    2001
                    ----
               First Quarter   $0.44  $0.13
               Second Quarter  $0.29  $0.10
               Third Quarter   $0.14  $0.05
               Fourth Quarter  $0.50  $0.05

     These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     As of June 30, 2003, we believe that there were approximately 1,600 beneficial holders of our common stock.

     We have not paid dividends on our common stock since inception, and we do not expect to pay any dividends for the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     See Item 12 of this Annual Report.

RECENT SALES OF UNREGISTERED SECURITIES

     During 2002, 2001, and 2000, we issued the following equity securities.

     On January 21, 2000, we loaned $500,000 to i-engineering.com on a short-term basis, issued 270,000 shares of our common stock to i-engineering.com, and acquired a minority interest in i-engineering.com. The value of this interest was determined by the market value of our shares exchanged, which was $329,135.

     On December 5, 2000, following the failure of i-engineering.com, Inc. to make a timely payment of principal and interest of $223,951, we extended the payment of the note in exchange for the 270,000 shares of our common stock previously issued to i-engineering.com, and we returned to i-engineering.com the shares we had received from i-engineering.com. During 2001 and 2000, we collected $477,552 from i-engineering.com on the principal and interest owed pursuant to its note. In 2002, we wrote-off the remaining $22,448 as a bad debt expense.

     In January 2000, we raised $1 million through the issuance of 10 percent subordinated promissory notes due July 2001 or earlier upon our receipt of payment of the note from Arc Networks, Inc., one of our clients. In connection with the subordinated notes, we issued warrants to purchase 575,000 shares of our common stock at $0.35 per share to the investors, the placement agent and others who assisted us in the financing, including one of our directors.

     Pursuant to an agreement dated November 15, 2001, we issued 5,000,000 shares of our common stock to The Finx Group, Inc. In exchange, Finx issued 2,500,000 shares of its common stock to us, and further agreed to invest $1,000,000, for which we were to issue shares of our preferred stock, which were convertible into 3,000,000 shares of our common stock. In December 2001, Finx invested $250,000 and received our preferred stock convertible into 750,000 shares of our common stock.

     In March 2002, the agreement with Finx was terminated. Consequently, Finx returned to us 4,000,000 shares of our common stock that were previously issued, and we returned to Finx the 2,500,000 shares of the Finx common stock issued to us. All of our preferred stock and all obligations by us to issue additional shares of our preferred stock to Finx pursuant to the November 2001 agreement were cancelled.

     The net effect of the transaction was the issuance by us of 1,000,000 shares of our common stock to designees of Finx for $250,000. The designees of Finx included the children of Lewis S. Schiller, one of our previous officers and directors.

     In July 2002, pursuant to a verbal agreement, we sold 1,000,000 shares of our common stock, for a purchase price of $100,000, to Phoenix Marketing Services, Inc., an affiliate of Arthur P. Grider III, our current president, chief executive officer and director, but not affiliated with us at the time. The agreement was entered into in anticipation of a more comprehensive agreement between us and Phoenix, which we agreed to in August 2002. As part of the July agreement, Joseph G. Sicinski, our president at the time, agreed that if the subsequent transaction with Phoenix was not consummated, he would purchase the shares we issued to Phoenix from Phoenix for $100,000.

     In August 2002, we and NAG Financial, LLC, a Texas limited liability company and an affiliate of Phoenix, and by extension an affiliate of Mr. Grider, entered into a verbal agreement pursuant to which:

- NAG or its designees purchased 7,000,000 shares of our common stock for $740,000, to be payable in installments. The purchase was completed during September 2002. A portion of the shares was purchased by a note in the amount of $61,687, which was paid in December 2002.

- NAG or its associates transferred to us contracts or contract rights relating to temporary staffing or other similar or related services.

- We agreed to pay to NAG or Phoenix Marketing Services, Inc. a fee of two percent of net collections, as defined in the agreement, from the contracts assigned to us, up to a maximum of $1,000,000.

- We also agreed to issue one share of a newly created series of preferred stock for each $0.21 of gross profit generated from the assigned contracts through June 30, 2005, up to a maximum of 2,000,000 shares of our preferred stock. Each of the shares of our preferred stock would be convertible into two shares of our common stock and would have the right to vote with the common stock, with each share of the preferred stock having two votes.

- Mr. Sicinski and Mr. Link agreed to vote their shares of common stock in accordance with NAG's instructions until NAG or its designees shall have purchased 5,250,000 shares of common stock. The voting obligations of Mr. Sicinski and Mr. Link terminated on August 21, 2002, when the purchase threshold was achieved. At the same time, Mr. Sicinski's obligation to purchase the Phoenix shares pursuant to the July 2002 agreement terminated.

     As a result of the issuance of the 8,000,000 shares to Phoenix and NAG, as affiliates of Mr. Grider pursuant to the July and August 2002 agreements, we had a change of control. The 8,000,000 shares of our common stock issued to Phoenix and NAG constituted 56.5 percent of our common stock.

     In 2002, options to purchase 668,705 shares of our common stock were exercised for $46,816. The options were exercised by Colleen McGuire on July 20, 2002, Joseph Sicinski, Joseph Link, John Pizzo, Deborah Rocklein, Kenneth Scotto, and Robert Schein on May 29, 2002, Sidney Glazer on August 14, 2002 and Jean Cunningham on August 21, 2002.

     February 20, 2002, we issued 297,000 shares of common stock to Stephen Drescher, an outside consultant, in exchange for accrued liabilities totaling $150,000.

     The issuance of all shares of our common stock was pursuant to the exemption from registration provided by Section 4(2) of the Securities Act and related state private offering exemptions. All of the investors took their shares for investment purposes without a view to distribution and had access to information concerning Trans Global Services and our business prospects, as required by the Securities Act.

     In addition, there was no general solicitation or advertising for the purchase of our shares. Our securities were sold only to persons with whom we had a direct personal preexisting relationship, and after a thorough discussion. Further, our securities were sold to less than 35 Non-Accredited Investors. All certificates for our shares contained a restrictive legend. Finally, our stock transfer agent has been instructed not to transfer any of such shares, unless such shares are registered for resale or there is an exemption with respect to their transfer.





                            INTENTIONALLY LEFT BLANK

ITEM 6.  SELECTED FINANCIAL DATA.

                           TRANS GLOBAL SERVICES, INC.
                             SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

     Set forth below is selected financial data with respect to Trans Global Services for the years ended December 31, 2002, 2001, 2000, 1999, and 1998. The selected financial data for the years ended December 31, 2002, 2001 and 2000 have been derived from the financial statements, which appear elsewhere in this Annual Report. The data for the years ended December 31, 1999 and 1998 have been derived from our audited financial statements that are not included in this Annual Report. This data should be read in conjunction with our financial statements and the related notes that are included elsewhere in this Annual Report.

                          STATEMENT OF OPERATIONS DATA
                          ----------------------------

                                                    YEAR ENDED DECEMBER 31,
                                        -----------------------------------------------
                                          2002      2001      2000      1999     1998
                                        --------  --------  --------  --------  -------
Revenue                                 $22,694   $27,127   $23,325   $36,015   $67,244
Net (loss)income                         (3,344)   (1,816)   (1,923)   (1,853)      805
Net (loss)income per share of common
  stock (basic)                           (0.32)    (0.54)    (0.67)    (0.61)     0.21
Weighted average number of shares of
  common stock outstanding               10,486     3,387     2,861     3,048     3,820
Net (loss) income per share of common
  stock (diluted)                         (0.32)    (0.54)    (0.67)    (0.61)     0.21
Weighted average number of shares of
  common stock outstanding               10,486     3,387     2,861     3,048     3,831

                               BALANCE SHEET DATA
                               ------------------

                                            YEAR ENDED DECEMBER 31
                              -------------------------------------------------
                                2002       2001      2000      1999      1998
                              ---------  --------  --------  --------  --------
Working capital (deficiency)  $   (282)  $  (365)  $   102   $  (156)  $   972
Total assets                     1,551     3,898     4,794     7,365    12,597
Total liabilities                1,738     2,616     1,960     2,818     3,630
Accumulated deficit            (12,895)   (9,551)   (7,735)   (5,813)   (3,959)
Stockholders' equity              (187)    1,282     2,834     4,547     8,967

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

     The following discussion should be read in conjunction with, and is qualified in its entirety by, our Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. Historical results are not necessarily indicative of trends in operating results for any future period.

     The statements contained in this Annual Report that are not historical facts are forward-looking statements that involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this Annual Report could differ materially from those stated in such forward-looking statements.

     Revenue from technical temporary staffing services is based on the employee labor rate plus a percentage. The success of our business is dependent upon our ability to generate sufficient revenue to enable us to cover our fixed costs and other operating expenses, and to reduce our variable costs. Under our agreements with our clients, we are required to pay our employees and pay all applicable federal and state withholding and payroll taxes prior to the receipt of payment from the clients. Furthermore, our payments from our clients are based upon the hourly rate paid to the employees, without regard to when payroll taxes are payable with respect to the employees.

     In determining the pricing of the markup component of the gross billings, we take into consideration our estimates of the costs directly associated with our worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin. The gross billings are invoiced concurrently with each periodic payroll of our worksite employees.

     Our costs of services are greater during the first part of the year, when federal social security taxes and state unemployment and related taxes, which are based on a specific level of compensation, are due. Thus, until we satisfy our payroll tax obligations, we will have a lower gross margin than after such obligations are satisfied. Furthermore, to the extent that we experience turnover in employees, our gross margin will be adversely affected. For example, in 2002, social security taxes were payable on the first $84,900 of compensation. Once that level of compensation was paid with respect to any employee, there was no further requirement for us to pay social security tax for such employee. Since many of our employees received compensation in excess of that amount, our costs with respect to any employee were significantly higher during the period when we were required to pay social security taxes than it was after such taxes had been paid.

     Our revenue is derived principally from the aircraft and aerospace industries. In 2002, revenue totaled approximately $23 million. This reflected a decrease of 16.3 percent from the revenue in 2001. In 2001, we experienced a
16.3 percent increase from the revenue in 2000. The changes over the past two years continues to be directly related to the fluctuations in the aircraft and aerospace industries and the continuing delay of requests for personnel by the multi-national Fortune 500 clients we serve. During 2002, approximately $14.7 million, or 65 percent of our revenue, was generated from our four largest clients, Lockheed-Martin, Bell Helicopter Textron, Gulfstream Aerospace, and DCR, Inc. During 2001, approximately $20 million, or 74 percent of our revenue was derived from our four largest clients, Lockheed-Martin, Bell Helicopter Textron, The Boeing Companies and Gulfstream Aerospace. In 2000, approximately $16 million, or 67 percent, of our revenue was derived from our four largest clients, Lockheed-Martin, Bell Helicopter Textron, The Boeing Companies, and Gulfstream Aerospace.

     In the first quarter of 2002, Boeing advised us that it will no longer engage us for new assignments, although it will continue to use us for personnel who we have already placed with Boeing. Since Boeing was one of our largest clients in each of the past four years, the loss of potential new business from Boeing could have an adverse effect upon our ongoing business. We believe this action by Boeing is based on our financial condition and our failure to raise additional funding. We cannot assure you that other clients will not reduce or discontinue our services for the same reason.

     Selling, general and administrative expenses in 2002 decreased by 6.3 percent from 2001, which was a decrease of 11.9 percent from those expenses in 2000, excluding, related party expenses. Selling, general and administrative expenses were $2.6 million in 2002, $2.8 million in 2001 and $3.2 million in 2000. The decline reflects principally the effect of our cost reduction programs necessitated by the significant drop in revenue.

     We reviewed goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. The 2002 and 2001 reviews indicated impairment, which resulted in charges against operations. In 2002, due to the continued significant losses from operations, negative cash flows from operations and projected future negative cash flows from operations, management determined the remaining value of our customer list was impaired. Therefore, we recorded a provision for asset impairment in 2002 totaling $1,500,000. In 2001, management determined that there was no continuing market value to the goodwill and wrote-off $581,240 in 2001. In addition, management determined that the estimated fair value of our customer lists was less than their carrying value as of December 31, 2001, due in part to the action taken by the Boeing Company in not engaging us in new assignments, and impaired the intangible by approximately $210,000 to reflect the estimated fair value at December 31, 2001.

     As a result of the decrease in revenue, gross profit and the impairment charge in 2002 and the decrease in revenue and gross profit in 2001, our gross profit was not sufficient to cover our selling, general and administrative expenses, resulting in operating losses of approximately $3.1 million in 2002 and $1.5 million in 2001.

     Interest expense for 2002, which was $262,000, decreased by approximately $50,000, or 16 percent, over interest expenses of $312,000 for 2001.

     Our net loss before income taxes was $3.3 million in 2002 compared with a net loss before income taxes of $1.8 million in 2001 and a net loss before income taxes of $1.9 million for 2000. In 2002, the net loss was $3.3 million or $0.21 per share (basic and diluted); in 2001 our net loss was $1.8 million, or $0.54 per share (basic and diluted); and in 2000 the net loss was $1.9 million, or $0.67 per share (basic and diluted).

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, we had a deficiency in working capital of approximately $282,000. Our working capital is barely sufficient to meet our most immediate needs, and our failure to increase our working capital is impairing our ability to continue our operations.

     During 2002, our operations utilized cash flow of $34,433. Our principal source of cash during 2002 was our credit facility with our asset-based lender. This facility was renewed in October 2002 and was extended for a period of one year in January 2003. The most significant current assets at December 31, 2002 were our accounts receivable, which were approximately $1.4 million. These receivables were offset by payroll and related expenses of approximately $1.3 million and $685,000 due to our asset-based lender.

     Pursuant to our credit agreement, we can borrow up to 85 percent of our qualified accounts receivable at an interest rate of prime plus 2.5 percent and a fee of 0.7 percent of the receivables financed. The minimum monthly fee on the credit agreement is $12,000 per month. The maximum availability on the credit agreement is $2.5 million. The maximum available under our borrowing formula was $1,815,000 at December 31, 2002.

     Because of our present stock price, it is highly unlikely that we will be able to raise funds through the sale of our equity securities, and our financial condition prevents us from issuing debt securities. Moreover, inasmuch as we have not timely filed our periodic reports required by the Exchange Act, we cannot currently raise any capital pursuant to a registration statement under the Securities Act.

     We raised gross proceeds of $840,000 through the sale of our equity securities to Phoenix Marketing Services, Inc. and NAG Financial, LLC, and, as a result of the agreements with Phoenix and NAG and the other agreements described in this Annual Report, and the issuance of such shares, Arthur P. Grider III, who is the controlling person for Phoenix and NAG has become our controlling stockholder. See, Item 10 and Item 13 of this Annual Report.

     Financial Reporting Release No. 60, which was recently issued by the Securities and Exchange Commission, requires all registrants to discuss critical accounting policies or methods used in the preparation of financial statements.
Note 2 to our consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. In the opinion of management, we do not have any individual accounting policy, which is critical to the preparation of our consolidated financial statements. In most instances, we must use an accounting policy or method because it is the only policy or method permitted under accounting principles generally accepted in the United States of America ("U.S. GAAP").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS.

     The audited financial statements required by Item 8 are set forth on pages F-1 through F-18 of this Form 10-K.

SELECTED QUARTERLY RESULTS OF OPERATIONS

     The following unaudited selected quarterly results of operations data for the last quarter have been derived from our unaudited consolidated financial statements, which in the opinion of management, have been prepared on the same basis as the audited financial statements and reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the information for the quarters presented. This information should be read in conjunction with the financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included as part of this Form 10-K Annual Report. The operating results for the quarters presented are not necessarily indicative of the operating results for any future period.




                            INTENTIONALLY LEFT BLANK

                                  ------------------------------------------------------
                                                      QUARTER ENDED
                                  ------------------------------------------------------
                                    MARCH 31      JUNE 30       SEPT. 30      DEC. 31
                                  ------------  ------------  ------------  ------------
YEAR ENDED DECEMBER 31, 2002:

Revenues                          $ 5,206,452   $ 5,532,220   $ 5,729,262   $ 6,225,574

Cost of goods Sold                 (4,865,993)   (5,116,301)   (5,275,684)   (5,685,534)
                                  ------------  ------------  ------------  ------------

Gross Profit                      $   340,459   $   415,919   $   453,578   $   540,040

Operating Loss                       (978,105)     (292,399)     (227,196)   (1,635,952)

Net Loss                           (1,047,248)     (301,357)     (302,131)   (1,693,447)

Basic and diluted loss per share        (0.21)        (0.05)        (0.03)        (0.10)

                                  ------------------------------------------------------
                                                       QUARTER ENDED
                                  ------------------------------------------------------
                                   MARCH 31       JUNE 30       SEPT. 30      DEC. 31
                                  ------------  ------------  ------------  ------------
YEAR ENDED DECEMBER 31, 2001:

Revenues                          $ 6,678,193   $ 7,274,485   $ 7,098,087   $ 6,076,506
Cost of Goods Sold                 (6,200,753)   (6,594,798)   (6,470,384)   (5,448,032)
                                  ------------  ------------  ------------  ------------

Gross Profit                      $   477,440   $   679,687   $   627,703   $   628,474

Operating Loss                       (359,926)     (125,704)     (120,224)     (886,693)

Net Loss                             (400,343)     (187,650)     (191,720)   (1,036,005)

Basic and diluted loss per share        (0.15)        (0.06)        (0.06)        (0.28)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On Tuesday, April 8, 2003, our auditors, Moore Stephens, P.C., resigned by sending an e-mail to Mr. Ashraf M. H. Ghonima, the chairman of our audit committee. The resignation of the auditors was accepted.

     Our audit reports for the accounting years 2000 and 2001 contained a standard qualifying paragraph emphasizing doubt about our continuation as a "going concern." Other than this, there were no other qualifications or adverse language in the auditors' reports.

     On Friday, April 4, 2003 at 5:52 p.m., Houston, Texas time, Moore Stephens, P.C. had e-mailed a report to Mr. Ghonima. The report was based on audit work conducted the previous week. In the report, the auditors alleged that funds were commingled between one of our subsidiaries and companies related to Arthur P. Grider III, our president and chief executive officer, which the auditors asserted should have resulted in a "positive cash flow" to one of our subsidiaries of approximately $110,000. The April 4th report also alleged that certain payroll tax obligations were unpaid for the 4th Quarter of 2002. Although not included in the scope of their audit, the auditors alleged that such practices continued into 2003.

     We took issue with these allegations and believed that the audit procedures, which led to the auditors' findings, were suspect. The auditors alleged that we had an $110,000 "positive cash flow." However, the auditors did not properly apply additional expenditures such as workers' compensation, state withholdings, employee drug screenings, staff overhead and other related expenses. After these expenses were deducted, there was no surplus or "positive cash flow" with respect to Trans Global Services. Therefore, any related party transactions did not have a material effect on our financial statements.

     The chairman of our audit committee sent a response to Moore Stephens, P.C. concerning our dissatisfaction with the auditing procedures and unsubstantiated allegations made in the report submitted.

     As a result of the report submitted by the auditors, we filed with the Securities and Exchange Commission a Notice Pursuant to Section 10A of the Exchange Act. In the Notice, we averred that the auditors' conclusions were incorrect and based on unsubstantiated claims and incomplete evidence.

     The required majority of stockholders removed Joseph Link and Joseph Sicinski as directors on April 1, 2003. The board of directors suspended Joseph Link as chief financial officer on April 4, 2003 and replaced him with Dr. James
C. Riviere. The board also suspended Mr. Sicinski on that date. The employment of Messrs. Link and Sicinski was terminated by agreement, effective August 15, 2003.

     We have consolidated all accounting functions in our Houston headquarters and integrated accounting systems and personnel as required. On Tuesday, April 14, 2003, we received a copy of a letter from our former auditors addressed to the SEC in response to the Form 8-K filed by us on April 11, 2003. Pursuant to
Item 304 of Regulation S-K, we filed with the SEC a copy of the letter from our former auditors. The letter filed with the SEC by our former auditors raised new issues that were not in the Notice.

     On Tuesday, May 6, 2003, our audit committee approved the engagement of Malone & Bailey, PLLC as our new independent auditors and certifying accountants. On Tuesday, May 27, 2003, the chairman of our audit committee executed an engagement letter with Malone & Bailey. The purpose of the engagement was for Malone & Bailey to audit our consolidated financial statements to be included in our Form 10-K as of December 31, 2002, and for the three years then ended, and to evaluate the fairness of presentation of our financial statements in conformity with generally accepted accounting principles in the United States. Malone & Bailey will also perform quarterly reviews for us for the year ending December 31, 2003 under appropriate review standards.

     Prior to our engagement of Malone & Bailey, we did not consult with them with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to said item) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K.) Consequently, no written report or oral advice was provided to us that Malone & Bailey concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue.

     Malone & Bailey, PLLC has reviewed this Annual Report before its filing with the SEC and has been offered the opportunity to provide a letter addressed to the SEC containing any new information, clarification of our expression of Malone & Bailey's views, or the respects in which Malone & Bailey does not agree with the statements made by us in this Annual Report. Malone & Bailey, PLLC has not provided any such letter.

     Since the engagement of Malone & Bailey, PLLC, we have permitted Moore Stephens, P.C. to respond fully to the inquiries of the successor auditors concerning the subject matter of any disagreements.

     We contested the characterization by Moore Stephens, P.C. with respect to the movement of accounts as a "transfer" when it fact each account moved constituted a sale. An affiliate of Mr. Grider, our chief executive officer, and Pendragon Staffing, an affiliate of Phoenix Marketing Services, Inc., was to receive payment for selling these accounts to us or our subsidiaries in the form of preferred stock and commissions. See, Item 13 of this Annual Report. However, it should be noted that the account that created the accounting question was a spin-off company of an existing Pendragon Staffing account, thus making it subject to the August 2002 agreement between us and NAG. See, Item 10, "Change of Control," of this Annual Report. As of the date of this Annual Report, we have not made any payment to NAG or its affiliates for any of the accounts that we purchased.

     We acknowledged that proper accounting methods were not fully implemented, due to the accelerated transition difficulties. However, all transactions were properly recorded in the general ledger of RMI Pendragon. While Moore Stephens, P.C. accounted for an $110,000.00 cash surplus, the actual balance was $27,661, which is reflected as due from affiliate on the consolidated balance sheet at December 31, 2002.

     We filed reports on Form 8-K with respect to the termination of Moore Stephens, P.C. and the engagement of Malone & Bailey, PLLC, and the accounting issues raised by Moore Stephens, P.C.

     The filing of the Notice Pursuant to Section 10A of the Exchange Act has led to an informal inquiry by the SEC of the events surrounding the resignation of Moore Stephens, P.C. and the issues raised by our former auditors as outlined in the 10A Notice and the Form 8-Ks relating thereto and filed by us. On October 21, 2002, Mr. Grider met with the SEC to discuss those issues and to answer the questions posed by the SEC. As of the date of this Annual Report, we have not been informed by the SEC of any contemplated action by it. The SEC has requested, and we have provided a letter detailing our proposed remedial actions with respect to the resolution of internal control and accounting issues. We have assured the SEC of our willingness to voluntarily cooperate in any ongoing inquiries which may be presented. As of the date of this Annual Report, we are not aware of any such additional inquiries.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information concerning the directors and the executive officers of the Company as of June 30, 2003:

NAME                    AGE                        POSITION                      POSITION HELD SINCE
--------------------  --------  -----------------------------------------------  -------------------
Arthur P. Grider III        64  President, Chief Executive Officer and Director  August 12, 2002
General J. B. Davis         67                     Director                      August 26, 2002
                                            Chairman of the Board                July 15, 2003
Ashraf M. H. Ghonima        70                     Director                      September 30, 2002
Paul E. McManus             65                     Director                      August 26, 2002
Dr. James C. Riviere        62       Chief Financial Officer and Treasurer       April 4, 2003
Tara D. Dunn                27                     Secretary                     May 7, 2003

     Except for the employment agreement with respect to Mr. Grider discussed below, our board of directors elects our executive officers annually. Tara Dunn is the stepdaughter of Arthur P. Grider III. Otherwise, there are no family relationships among our directors and executive officers.

     Arthur P. Grider III has been our president and chief executive officer since August 12, 2002. Mr. Grider is also a manager of NAG Financial LLC, a private investor, and the chief executive officer of Phoenix Marketing Services, Inc., which is a staffing company. Affiliates of Mr. Grider hold controlling interests in Phoenix Marketing Services, Inc. and NAG Financial LLC, who are controlling stockholders of Trans Global Services.

     General J. B. Davis concluded a 35-year career with the U.S. Air Force in 1993 as Chief of Staff, Supreme Headquarters Allied Powers, Europe (NATO). During his career, he also served as Commander, Pacific Air Forces; Commander, U.S. Forces-Japan and 5th Air Force; and Commander, U.S. Air Force Military Personnel Center. In NATO, he was the chief negotiator with the North Atlantic Council and the U.N. for NATO's participation in the Yugoslavian conflict. General Davis' post-retirement activities include Commissioner on the 1995 Base Closure Commission and the Service Members and Veterans Transition Commission. General Davis also was selected by the Secretary of Defense to participate in the recent V-22 Osprey study. As the safety czar for ValuJet Airlines he was principally responsible in directing its recovery and return to revenue. General Davis has a B.S. degree in Engineering from the U.S. Naval Academy and a Masters degree in Public Administration from Auburn University.

     Ashraf M. H. Ghonima is a business and management consultant specializing in the petrochemical, utility and services industries. Mr. Ghonima has more than 40 years experience in engineering, project management, operations management, business development and executive management. He is a retired executive with Bechtel, Inc. Career highlights include: petroleum and chemical business development and executive positions in Indonesia, Egypt, North Africa and other Eastern Mediterranean and Middle East locations. In addition, he served as the project manager for Habshan-Fujairah Pipeline and Khuff Offshore Gas Field Development in Abu Dhabi for ADNOC; Chevron platform for the Gail Field Development at Duck Island, North Slope; and the Yanbu NGL pipeline system for the development of the Shaybah oil field in Saudi Arabia. Mr. Ghonima holds a B.S. degree in Mechanical Engineering from Alexandria University, Egypt.

     Paul E. McManus is a founding partner, chairman, and chief executive officer of the Spectrum Group, a consulting firm, a position he has held since 1993. Mr. McManus has served in a number of key management positions, including Chief of the House Liaison Office, where he acted as the Air Force spokesman with the United States House of Representatives and served as advisor on congressional activities to the Secretary of the Air Force, the Chief of Staff, and senior military and civilian leaders. As vice president of the Hazeltine Corporation, a defense contractor, Mr. McManus was principal advisor to the chairman, providing corporate liaison with the administration, all federal agencies, and the private sector. Mr. McManus has served on the Air Force Retiree Council, is a director of the Falcon Foundation of the United States Air Force Academy, and is president and a board member of the Foundation for Veterans Health Care. Mr. McManus holds a B.S. degree from the College of the Holy Cross and an M.S. degree in Public Administration from Shippensburg State College.

     James C. Riviere, Ph.D. has been our chief financial officer and treasurer since April 4, 2003. He replaced Joseph E. Link. Dr. Riviere, a consultant and logistician, retired from the U.S. Government in 2002 after 11 years of service in Washington D.C. Prior to federal service, Dr. Riviere was vice president of planning and logistics for Burroughs Corporation in Detroit (now Unisys); was vice president of operations, System Development Corporation, Santa Monica; and with the Boeing Company in Seattle and New Orleans. He has an MBA from American Graduate University and a Ph.D. in Industrial Engineering from Pacific Western University.

     Tara Dunn was elected as our corporate secretary on May 7, 2003. Ms. Dunn is member of the State Bar of Texas. She has a B.A. in Political Science from Texas Christian University and a J.D. from the University of Houston Law Center.

     On April 1, 2003, by an action in consent, the stockholders removed Joseph
G. Sicinski as our chairman of the board and Joseph E. Link as a director. On April 4, 2003, our board of directors suspended Joseph E. Link as our chief financial officer. On August 15, 2003, we terminated the employment agreements we had with Messrs. Sicinski and Link. See Item 3 of this Annual Report.

     On November 12, 2001, just prior to the November 15, 2001 agreement with The Finx Group, Inc. discussed in Item 13 of this Annual Report, Edward D. Bright and James L. Conway resigned as directors. In February 2002, Glen R. Charles resigned as a director and our chief financial officer.

     Lewis S. Schiller, Lee Wingeier and Storm Morgan were elected as directors in December 2001, and Mr. Schiller was also elected as chief executive officer at that time. Messrs. Wingeier and Morgan resigned as directors in January 2002 and Mr. Schiller resigned in March 2002 as part of the termination of the November 15, 2001 agreement with the Finx Group discussed in Item 13 of this Annual Report.

     On October 6, 2003, we received notice that Messrs. McManus, and Ghonima, and General Davis resigned as directors due to their concerns over our lack of internal controls and our failure to pay our payroll taxes. See, Item 14 of this Annual Report. Dr. Riviere resigned as our chief financial officer and treasurer on October 7, 2003. Mr. Grider was elected as our chief financial officer and treasurer, on October 7, 2003.

     As of the date of this Annual Report, we have not decided who will replace the persons who have resigned as our directors and financial officers.

BOARD COMMITTEES

     Audit Committee. Our board of directors has created an audit committee which is directly responsible for the appointment, compensation, and oversight of the work of any registered public accounting firm employed by us (including resolution of disagreements between our management and the auditor regarding financial disclosure) for the purpose of preparing or issuing an audit report or related work. Our board adopted a written charter for the audit committee, a copy of which is attached to this Annual Report as Attachment A. The audit
                                                   ------------
committee reviews and evaluates our internal control functions. All of the members of the audit committee have resigned.

     Compensation Committee. Our board of directors has created a compensation committee, but it currently has no members. The compensation committee makes recommendations to the board of directors concerning salaries and compensation for our executive officers and employees. Our board adopted a written charter for the compensation committee, a copy of which is attached to this Annual Report as Attachment B.
          ------------

     Executive Committee. We do not have an executive committee, although our board of directors is authorized to create one.

CHANGE IN CONTROL

     In July 2002, pursuant to a verbal agreement, we sold 1,000,000 shares of our common stock, for a purchase price of $100,000, to Phoenix Marketing Services, Inc., an affiliate of Arthur P. Grider III, our current president, chief executive officer and director. Mr. Grider was not an affiliate of Trans Global Services at the time of the agreement. The agreement was entered into in anticipation of a more comprehensive agreement between us and Phoenix, which we agreed to in August 2002. As part of the July agreement, Joseph G. Sicinski, our president at the time, agreed that if the subsequent transaction with Phoenix was not consummated, he would purchase the shares we issued to Phoenix from Phoenix for $100,000.

     In August 2002, we and NAG Financial, LLC, a Texas limited liability company and an affiliate of Phoenix, and by extension an affiliate of Mr. Grider, entered into a verbal agreement pursuant to which:

- NAG or its designees purchased 7,000,000 shares of our common stock for $740,000, to be payable in installments. The purchase was completed during September 2002. A portion of the shares were purchased by a note in the amount of $61,687, which was paid in December 2002.

- NAG or its associates transferred to us contracts or contract rights relating to temporary staffing or other similar or related services.

- We agreed to pay to NAG or Phoenix Marketing Services, Inc. a fee of two percent of net collections, as defined in the agreement, from the contracts assigned to us, up to a maximum of $1,000,000.

- We also agreed to issue one share of a newly created series of preferred stock for each $0.21 of gross profit generated from the assigned contracts through June 30, 2005, up to a maximum of 2,000,000 shares of our preferred stock. Each of the shares of our preferred stock would be convertible into two shares of our common stock and would have the right to vote with the common stock, with each share of the preferred stock having two votes.

- Mr. Sicinski and Mr. Link agreed to vote their shares of common stock in accordance with NAG's instructions until NAG or its designees shall have purchased 5,250,000 shares of common stock. The voting obligations of Mr. Sicinski and Mr. Link terminated on August 21, 2002, when the purchase threshold was achieved. At the same time, Mr. Sicinski's obligation to purchase the Phoenix shares pursuant to the July 2002 agreement terminated.

- Arthur P. Grider III was elected as president, chief executive officer and a director, and Mr. Sicinski retained his position as chairman of the board.

-    Mr. Sicinski and Mr. Link entered into new employment agreements.

     As a result of the issuance of the 8,000,000 shares to Phoenix and NAG, as affiliates of Mr. Grider pursuant to the July and August 2002 agreements, we had a change of control. The 8,000,000 shares of our common stock issued to Phoenix and NAG constituted 56.5 percent of our common stock. Since we had a change of control, certain of our available net operating loss carry-forwards may be limited in accordance with the regulations of the Internal Revenue Service.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10 percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our equity securities. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Three of our former directors, Lee Wingeier, Steve Morgan, and Lewis S. Schiller did not file a Form 3.

CODE OF ETHICS

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

- Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

- Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submits to, the SEC and in other public communications made by us;

-    Compliance with applicable governmental laws, rules and regulations;

- The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

-    Accountability for adherence to the code.

     A copy of our code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions is attached to this Annual Report as Attachment C. We have filed with the SEC a copy of the code of ethics
          ------------
attached hereto;

     We will provide to any person without charge, upon request, a copy of our code of ethics. Any such request should be directed to our corporate secretary at 8707 Katy Freeway, Suite 300, Houston, Texas 77024 or fax (713) 467-5025.





                            INTENTIONALLY LEFT BLANK

CUMULATIVE TOTAL SHAREHOLDER RETURN

     The following graph compares the changes in the cumulative total shareholder returns of (i) Trans Global Services, (ii) the Standard &Poor's 500 Stock Index, and (iii) a peer group comprised of a weighted index of a group of other companies in our industry. The peer group is comprised of Kelly Services, Inc., Adecco, Spherion Corporation, and Manpower, Inc. The graph assumes that $100 was invested on December 31, 1997, in each of our common shares, the S&P 500, and the peer group, and that all dividends were reinvested.


                               [GRAPHIC OMITTED]


                               December         December        December        December        December        December
                                 1997             1998            1999            2000            2001            2002
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
Peer Group                   $       100.00  $        93.73  $       108.15  $        89.61  $        81.37  $        74.16
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
S&P 500 Index                $       100.00  $       125.00  $       150.00  $       125.00  $        99.00  $       100.00
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
Trans Global Services, Inc.  $       100.00  $        33.01  $         8.00  $         1.67  $         7.50  $         1.17
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------

      PEER GROUP
---------------------------------------------------------------------------------------------------------------------------
Kelly Services, Inc.         $        30.00  $        31.00  $        25.00  $        23.00  $        22.00  $        25.00
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
Adecco                                 7.00           12.00           19.00           15.00           13.00            9.00
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
Spherion Corporation                  25.00           23.00           24.00           12.00           10.00            6.00
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
Manpower Inc.                         35.00           25.00           37.00           37.00           34.00           32.00
---------------------------  --------------  --------------  --------------  --------------  --------------  --------------
Average                      $        24.25  $        22.75  $        26.25  $        21.75  $        19.75  $        18.00
                             ==============  ==============  ==============  ==============  ==============  ==============

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

     The following table provides certain summary information concerning the compensation earned by the named executive officers (determined as of the end of the last fiscal year) for services rendered in all capacities to Trans Global Services and our subsidiaries for the fiscal years ended December 31, 2002, 2001 and 2000. No other officer had compensation of $100,000 or more for 2002, 2001, and 2000.

                                  SUMMARY COMPENSATION TABLE

                                       ANNUAL COMPENSATION               LONG TERM COMPENSATION
                                       -------------------               ----------------------
                                                                            AWARDS            PAYOUTS
                                                                    ------------------------  --------
                                                                     RESTRICTED  SECURITIES
                                                       OTHER ANNUAL    STOCK     UNDERLYING     LTIP      ALL OTHER
NAME AND PRINCIPAL               SALARY       BONUS    COMPENSATION   AWARD(S)  OPTIONS/SARS   PAYOUTS   COMPENSATION
POSITION                 YEAR     ($)          ($)         ($)          ($)         (#)          ($)       ($)
----------------------  ------  --------  -------------  --------  -------------  --------  -------------  ----------
Joseph G. Sicinski,       2002   326,688            -0-       -0-            -0-       -0-            -0-         -0-
CEO (1)                   2001   266,847            -0-       -0-            -0-       -0-            -0-         -0-
                          2000   268,038            -0-       -0-            -0-       -0-            -0-         -0-

Lewis S. Schiller,        2002       -0-            -0-       -0-            -0-       -0-            -0-         -0-
CEO (2)

Arthur P. Grider III,     2003   132,000            -0-       -0-            -0-       -0-            -0-         -0-
CEO and CFO (3)

(1) Mr. Sicinski's employment was terminated effective August 15, 2003. Mr. Sicinski's salary for 2002 included compensation from Resource Management International, Inc. and Avionics Research Corporation, two of our subsidiaries.
(2) Mr. Schiller was chief executive officer from December 21, 2001 until March 4, 2002, for which he received no compensation.
(3) Mr. Grider was elected our president and chief executive officer on August 12, 2002. He signed an employment agreement with us on May 1, 2003 that provides for an annual base salary of $200,000 with discretionary bonuses calculated by our board of directors. Because of our poor cash flow, Mr. Grider's salary has been reduced to $132,000.00 per annum. On October 7, 2003, Mr. Gider was elected as our chief financial officer and treasurer following the resignation of Dr. Riviere from those positions on that same date.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

     There were grants of stock options to executive officers during the fiscal year ended December 31, 2002. Lewis Schiller was granted an option to purchase 800,000 shares while Joseph Sicinski received an option to purchase 348,705 shares.

OPTION EXERCISES AND HOLDINGS

     There were stock options held by Lewis Schiller and Joseph Sicinski during the fiscal year ended December 31, 2002, and there were stock options exercised by the named executive officers during the fiscal year ended December 31, 2002.

     We have one long-term incentive plan, pursuant to which options to purchase an aggregate of shares of common stock may be issued. At December 31, 2002, we had issued an aggregate 925,000 shares of common stock, available for grant. At December 31, 2002, options to acquire 95,000 shares of stock were outstanding under the plans.

     The board of directors or a stock option committee, if appointed, has the authority to grant the following types of awards under the option plan: incentive or non-qualified stock options; stock appreciation rights; restricted stock; deferred stock; stock purchase rights and/or other stock-based awards. The option plans are designed to provide us with broad discretion to grant incentive stock-based rights. All officers, including Arthur P. Grider III, who is also a director, are eligible for awards under the option plans. In accordance with the 2002 Long-Term Incentive Plan approved by the Shareholders, a non-employee director receives an option grant to purchase 25,000 shares of common stock with immediate vestment as of the date of his/her election. Each year following a non-employee director's initial election, he/she will receive option grants of 15,000 shares of common stock as long as he/she serves on the Board. Tax consequences of awards provided under the option plans are dependent upon the type of award granted. The grant of an incentive or non-qualified stock option does not result in any taxable income to the recipient or deduction to us. Upon exercise of a non-qualified stock option, the recipient recognizes income in the amount by which the fair market value on the date of exercise exceeds the exercise price of the option, and we receive a corresponding tax deduction.

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

COMPENSATION OF DIRECTORS

     We pay directors who are not also our employees a fee of $3,000 per quarter for their services to Trans Global Services as directors. We do not compensate any of our employee directors. Effective May 3, 2003, each non-employee director is to receive $5,000 per regular board meeting, $2,000 per emergency board meeting, $500 per telephonic board meeting with quorum, $1,000 per committee meeting, and $3,000 per stockholders' meeting.

     We reimburse all of our directors for expenses incurred in attending board meetings. In accordance with the 2002 Long-Term Incentive Plan approved by our stockholders, a non-employee director receives an option grant to purchase 25,000 shares of common stock with immediate vestment as of the date of his/her election. Each year following a non-employee director's initial election, he/she will receive option grants of 15,000 shares of common stock on April 1st of each year.

EMPLOYMENT AGREEMENTS

     In keeping with our August 2002 verbal agreement with NAG, on August 12, 2002, Joseph G. Sicinski and Joseph E. Link entered into new three-year employment agreements with us, pursuant to which they were to receive an annual minimum base salary of $260,000 and $160,000, respectively, subject to an annual increase of not less than five percent. Mr. Sicinski was to continue as chairman of our board of directors and Mr. Link was to continue as our as chief financial officer.

     In October 1997, Mr. Joseph G. Sicinski entered into a five-year employment agreement with us pursuant to which he received minimum annual compensation of $260,000, subject to an annual increase equal to the greater of the increase in the cost of living index or five percent. In March 1999, the term of the agreement was extended until September 30, 2005. In addition, Mr. Sicinski was entitled to a bonus of five percent of our income before taxes, all non-cash adjustments and all payments to our former parent, provided, that his maximum bonus did not exceed 200 percent of his annual salary. We also provided Mr. Sicinski with an automobile allowance for the use of his personal automobile. Mr. Sicinski was also entitled to severance payments in the event of a termination of his employment following a change of control, which would equal the greater of five times his annual compensation or his annual compensation multiplied by the number of years remaining in the term.

     In June 2000, Mr. Sicinski agreed to defer a portion of his salary until such time as our board of directors determined that sufficient working capital was available to us to reinstate his agreed upon salary. The amount shown in the Summary Compensation Table reflects the reduced rate of compensation for 2001 and 2000.

     However, on April 4, 2003, our board of directors suspended the employment agreements of Messrs. Sicinski and Link due to management differences. On April 1, 2003, we also removed Messrs. Sicinski and Link from our board.

     On May 1 2003, we entered into an employment agreement with Arthur P. Grider III, our new president and chief executive officer for the term of two years. The annual compensation under the agreement is a base salary of $200,000 with discretionary bonuses calculated by our board of directors. Because of our poor cash flow, Mr. Grider's salary has been reduced to $132,000.00.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table presents information regarding the beneficial ownership of all shares of our common stock as of the record date by:

- Each person who beneficially owns more than five percent of the outstanding shares of our common stock;

-    Each of our directors;

-    Each of our named executive officers; and

-    All directors and officers as a group.


                                         SHARES BENEFICIALLY
                                               OWNED(2)
                                         --------------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)     NUMBER    PERCENT
---------------------------------------  -----------  --------
Arthur P. Grider III (3). . . . . . . .    8,015,476  55.0%
General J. B. Davis (3) (4) . . . . . .       92,857  0.06%
Ashraf M. H. Ghonima. . . . . . . . . .          -0-   -0-
Paul E. McManus . . . . . . . . . . . .          -0-   -0-
Rebecca Dunn (3) (5). . . . . . . . . .    1,100,000   7.7%
Dr. James C. Riviere (6). . . . . . . .      142,857  0.99%
Tara Dunn (7) . . . . . . . . . . . . .          -0-   -0-

---------------
(1) Unless otherwise indicated, the address for each of these stockholders is c/o Trans Global Services, Inc., 8707 Katy Freeway, Suite 300, Houston, Texas 77024. Also, unless otherwise indicated, each person named in the table above has the sole voting and investment power with respect to his shares of our common stock beneficially owned.
(2)  Beneficial ownership is determined in accordance with the rules of the SEC.
(3) The 8,000,000 shares of our common stock owned beneficially by Mr. Grider include: (a) 4,160,714 shares owned by NAG Financial LLC, of which Mr. Grider is chief executive officer and which is controlled by Mr. Grider;
     (b) 1,000,000 shares owned by Phoenix Marketing Services, Inc., of which Mr. Grider is the president and chief executive officer; Phoenix Marketing Services is owned by a family limited partnership of which Mr. Grider is the sole limited partner; (c) 1,100,000 shares owned by Rebecca Dunn, Mr. Grider's wife, as to which he disclaims beneficial interest but as to which he has voting rights pursuant to a voting agreement; the shares owned by Rebecca Dunn are described below; (d) 92,857 shares owned by General J. B. Davis, as to which Mr. Grider has voting rights pursuant to a voting agreement; (e) an aggregate of 1,746,427 shares owned by other stockholders who purchased their shares as designees of NAG Financial and who entered into a voting agreement with Mr. Grider; and (f) 15,746 shares purchased on the open market by Mr. Grider. On October 6, 2003, we received notice that General Davis had resigned as a director.
(4) Mr. Grider has voting rights with respect to these shares pursuant to a voting agreement. See, Note 3, above.
(5) Rebecca Dunn is the wife of Mr. Grider. Of the shares beneficially owned Ms. Dunn, 1,000,000 shares are owned by her individually, an aggregate of 50,000 shares are owned by her as custodian under the uniform gift to minors act for the benefit of five of her grandchildren and 50,000 shares owned by her in trust for one of her daughters. Ms. Dunn entered into a voting agreement with Mr. Grider with respect to all of these shares. The shares owned by Ms. Dunn do not include the 7,000,000 shares beneficially owned by Mr. Grider.
(6) Dr. James C. Riviere is the controlling stockholder of ParagonLogistix, Inc., a Florida entity that holds 142, 857 shares of our common stock. He resigned as our chief financial officer and treasurer on October 7, 2003. Mr. Grider replaced Dr. Riviere as our chief financial officer and treasurer on that date.
(7)  Ms. Dunn is the stepdaughter of Mr. Grider.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

     The following table provides information as of the end of the most recently completed fiscal year with respect to compensation plans (including individual compensation arrangements) under which equity securities of the registrant are authorized for issuance, aggregated as follows:

-    All compensation plans previously approved by security holders; and

-    All compensation plans not previously approved by security holders.

EQUITY COMPENSATION PLAN INFORMATION


                                                                                               NUMBER OF SECURITIES REMAINING
                                 NUMBER OF SECURITIES TO BE                                    AVAILABLE FOR FUTURE ISSUANCE
                                   ISSUED UPON EXERCISE OF        WEIGHTED-AVERAGE EXERCISE      UNDER EQUITY COMPENSATION
                                OUTSTANDING OPTIONS, WARRANTS   PRICE OF OUTSTANDING OPTIONS,   PLANS (EXCLUDING SECURITIES
                                         AND RIGHTS                  WARRANTS AND RIGHTS          REFLECTED IN COLUMN (a))
PLAN CATEGORY                                (a)                             (b)                            (c)
Equity compensation plans
approved by security holders               95,000                             -0-                       925,000

Equity compensation plans not
approved by security holders              125,650                             -0-                           -0-
                                          -------                                                       -------
Total                                     220,650                             -0-                       925,000
                                          =======                                                       =======

CHANGES IN CONTROL

     We do not know of any agreements, the operation of which may at a subsequent date result in a change in control of Trans Global Services, Inc.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an agreement dated November 15, 2001, we issued 5,000,000 shares of our common stock to The Finx Group. In exchange, Finx issued 2,500,000 shares of its common stock to us, and further agreed to invest $1,000,000, for which we were to issue shares of our preferred stock, which were convertible into 3,000,000 shares of our common stock. In December 2001, Finx invested $250,000 and received our preferred stock convertible into 750,000 shares of our common stock.

     In March 2002, the agreement with Finx was terminated. Consequently, Finx returned to us 4,000,000 shares of our common stock, which were previously issued, and we returned to Finx the 2,500,000 shares of the Finx common stock issued to us. All of our preferred stock and all obligations by us to issue additional shares of our preferred stock to Finx pursuant to the November 2001 agreement were cancelled.

     The net effect of the transaction was the issuance by us of 1,000,000 shares of our common stock to designees of Finx for $250,000. The designees of Finx include Lewis S. Schiller and members of his family.

     In connection with the Finx agreement, in December 2001, we elected Lewis
S. Schiller as our chief executive officer and a director, and Lee Wingeier and Steve Morgan as directors. Messrs. Wingeier and Morgan resigned in January 2002. Mr. Schiller resigned as our chief executive officer and director in March 2002 in connection with the termination agreement with Finx. We exchanged mutual releases with Mr. Schiller.

     On November 12, 2001, just prior to the November 15, 2001 agreement with the Finx Group, Messrs. Edward D. Bright and James L. Conway resigned as directors. We exchanged mutual releases with them.

     In July 2002, pursuant to a verbal agreement, we sold 1,000,000 shares of our common stock, for a purchase price of $100,000, to Phoenix Marketing Services, Inc. ("Phoenix") an affiliate of Arthur P. Grider III, our current president, chief executive officer and director, but not affiliated with us at the time. The agreement was entered into in anticipation of a more comprehensive agreement between us and Phoenix, which we agreed to in August 2002. As part of the July agreement, Joseph G. Sicinski, our president at the time, agreed that if the subsequent transaction with Phoenix was not consummated, he would purchase the shares from Phoenix for $100,000.

     In August 2002, we and NAG Financial, LLC ("NAG"), a Texas limited liability company and an affiliate of Phoenix, and by extension an affiliate of Mr. Grider, entered into a verbal agreement pursuant to which:

- NAG or its designees purchased 7,000,000 shares of our common stock for $740,000, to be payable in installments. The purchase was completed during September 2002. A portion of the shares was purchased by a note in the amount of $61,687, which was paid in December 2002.

- NAG or its associates transferred to us contracts or contract rights relating to temporary staffing or other similar or related services.

- We agreed to pay to NAG or Phoenix Marketing Services, Inc. a fee of two percent of net collections, as defined in the agreement, from the contracts assigned to us, up to a maximum of $1,000,000.

- We also agreed to issue one share of a newly created series of preferred stock for each $0.21 of gross profit generated from the assigned contracts through June 30, 2005, up to a maximum of 2,000,000 shares of our preferred stock. Each of the shares of our preferred stock would be convertible into two shares of our common stock and would have the right to vote with the common stock, with each share of the preferred stock having two votes.

- Mr. Sicinski and Mr. Link agreed to vote their shares of common stock in accordance with NAG's instructions until NAG or its designees shall have purchased 5,250,000 shares of common stock. The voting obligations of Mr. Sicinski and Mr. Link terminated on August 21, 2002, when the purchase threshold was achieved. At the same time, Mr. Sicinski's obligation to purchase the Phoenix shares pursuant to the July 2002 agreement terminated.

- Arthur P. Grider III was elected as president, chief executive officer and a director, and Mr. Sicinski retained his position as chairman of the board.

-    Mr. Sicinski and Mr. Link entered into new employment agreements.

- We granted registration rights with respect to the shares of common stock issued pursuant to the NAG agreement and any shares of common stock issuable upon conversion of any share of our preferred stock, which may be issued under the August 2002 agreement.

     As a result of the issuance of the 8,000,000 shares to Phoenix and NAG, as affiliates of Mr. Grider pursuant to the July and August 2002 agreements, we had a change of control. The 8,000,000 shares of our common stock issued to Phoenix and NAG constituted 56.5 percent of our common stock. Since we had a change of control, certain of our available net operating loss carry-forwards may be limited in accordance with the regulations of the Internal Revenue Service.

     However, on April 4, 2003, our board of directors terminated the employment agreements of Messrs. Sicinski and Link due to the accounting problems described in Item 9 of this Annual Report. On April 1, 2003, we also removed Messrs. Sicinski and Link from our board.

     Beginning in 2003, we lease our Houston office space, software, equipment and vehicles from Phoenix. As of the date of this Annual Report, we have not executed any formal lease agreement with Phoenix; however, Phoenix issued an invoice in the amount of $25,089.00 to RMI Pendragon, one of our subsidiaries, for the first quarter of 2003 for the use of the Houston office space and equipment. That invoice was paid on May 8, 2003.

ITEM 14.  CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Our chief executive officer and chief financial officer evaluated our disclosure controls and procedures as of December 31, 2002, and they have concluded that these disclosure controls and procedures were effective at that time.

CHANGES IN INTERNAL CONTROLS

     There were significant changes in internal controls and in other factors that could significantly affect our controls subsequent to December 31, 2002. The changes resulted from the transfer of all of our accounting and financial reporting functions from our former corporate office in New York to the new corporate office in Houston. Since the transfer, we have informed our auditors and audit committee members of the following reportable conditions that could be considered material weaknesses in our internal controls:

-    Subsidiary ledgers have not been reconciled to the general ledger;

-    Bank reconciliations have not been performed from March 2003 through June
     2003;

- Financial statements are not available for our most recent quarter end, June 30, 2003 or for the quarter ended March 31, 2003;

- Cash receipts have not been posted to the accounts receivable subsidiary ledger, nor have differences between amounts collected versus amounts received been reconciled, resolved and posted to the subsidiary ledger;

- Cash receipts are not being reconciled with our factors' monthly statements;

- We have not filed all of our federal and state payroll tax reports with the proper taxing authorities in 2003; and

- The payroll process is midway through a conversion that enables seamless integration of human resources and payroll data to the General Ledger. During this conversion, there is a lack of segregation of duties between the payroll function and information technology management personnel. This issue is anticipated to be resolved prior to the end of the fourth quarter 2003.

     Our management is currently addressing the above deficiencies in internal controls by having hired a controller to take responsibility for the accounting and financial reporting process. Under the supervision of the controller, we have dedicated our internal resources toward implementation of procedures to remedy any internal controls issues. To further expedite the process, we have retained additional temporary, project-based personnel who have already begun to complete the above listed tasks. We continue to make progress toward elimination of deficiencies and reinforcement of internal controls.

     Our efforts to implement proper internal controls and accounting procedures include the following:

- Bank Account Reconciliations. The major depository and disbursing accounts have been reconciled through September 30, 2003. The major payroll disbursing accounts are reconciled through April 30, 2003 and the May reconcilement is near completion. Numerous minor and low activity accounts have been reconciled through August 2003. Overall, the work to complete reconcilements through September 30, 2003 is 60 percent complete. Bank reconcilements procedures have been installed.

- Payable to Factor. We have reconciled the accounting for accounts receivable and cash receipts transactions with the factoring agent through September 30, 2003.

- Accounts Receivables. We are in the process of reconciling the factor's and our aging schedules and reconciling those schedules to the general ledger balances. This work is approximately 40 percent completed. Adequate cash application procedures have been developed and will be permanently installed effective November 1, 2003 in order to balance daily cash postings to cash receipts amounts.

- General Ledger and Charts of Account. The previously utilized general ledger system has been replaced with one that efficiently integrates transactions generated through the payroll and sales invoicing systems. Transactions for 2003 from the previously used system have been entered into the new general ledger. Daily accounts are being updated and reconciled in order to employ financial controls over depository, prepayment, accounts payable and other liability account transactions. The charts of account are being reviewed and expanded in order to provide more accurate initial accounting document recording, and employees are being trained to accurately identify and code transactions.

- Information Technology Systems Updates. In order to facilitate the implementation of our accounting procedures, additional CYMA and SQL licenses were purchased. In addition, there will be a CYMA upgrade installed within three weeks that will enhance the existing system.

- Internal Controls. Accounting, cash receipts procedures and cash disbursing procedures are now supervised directly or functionally by accounting management. Accounting systems management performed by IT personnel is now functionally supervised by accounting management. The payroll computation and sales invoicing personnel are now supervised directly by accounting management.

     We have a Significant Payroll Tax Liability. Our subsidiaries have an estimated payroll tax liability to the Internal Revenue Service in the amount of $4,528,164.88 for the period beginning January 1, 2003 and ending August 31, 2003. Additional liabilities have accrued since August 31, 2003. The federal payroll tax liability, but not the penalties and interests, for the first two quarters of 2003 were paid in full on or about October 17, 2003 for the following subsidiaries: Avionics Research Corporation, Avionics Research Corporation of Florida, Phoenix Services, Inc., and Truecom, Inc. The federal income tax liabilities for the year 2003 remain unpaid for the following subsidiaries: Resource Management International, Inc. and RMI Pendragon, Inc. If we are unable to either pay the amount owed or make satisfactory arrangements with the IRS under a payment plan, the IRS could levy on the assets of our subsidiaries in an attempt to liquidate the tax liability. If that should happen, we would in all likelihood cease operations, and our business could fail. As of the date of this Annual Report, we have not filed all of the required state and federal payroll tax reports and have not made any arrangements with the IRS nor secured any commitment from a lender to pay the unpaid taxes. This estimated federal payroll tax liability does not include any potential penalties and interest for non-payment and non-reporting.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

     The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year 2000, 2001 and 2002 were $57,000.

AUDIT-RELATED FEES

     The aggregate fees billed by Malone & Bailey, PLLC for professional services rendered for the audit of our annual financial statements for fiscal year 2000, 2001 and 2002 were $8,700.

ALL OTHER FEES

     There were no other fees billed by Malone & Bailey, PLLC for professional services rendered, other than as stated under the captions Audit Fees, Audit-Related Fees, and Tax Fees.




                            INTENTIONALLY LEFT BLANK

                                     PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)     Financial Statements.

     The following financial statements are filed as part of this Form 10-K:

     Report of Independent Auditors . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
     Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . . . . .  F-3
     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000  F-4
     Consolidated Statements of Changes in Stockholders' Equity for the years ended
     December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5/F-6
     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000  F-7/F-8
     Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9/F-18

     (b)     Financial Statement Schedules.

     None

     (c)     Exhibits

EXHIBIT                                          IDENTIFICATION OF EXHIBIT
-------                                          -------------------------
  NO.
  ---

3.1 *     Restated Certificate of Incorporation.  Filed as an exhibit to Trans Global Services, Inc. registration statement on Form S-1, File No. 333-14289.
3.2 *     By-Laws.  Filed as an exhibit to Trans Global Services, Inc. Form 10-K Annual Report for the year ended
          December 31, 1995.
10.1 *    Employment Agreement dated October 15, 1997, between Trans Global Services, Inc. and Joseph G.
          Sicinski, as amended.  Filed as an exhibit to Trans Global Services, Inc. Annual Report for the year ended
          December 31, 1999.
10.2 *    1995 Long-Term Incentive Plan.  Filed as an exhibit to Trans Global Services, Inc. definitive proxy statement for its special meeting of stockholders for November 1996.
10.3 *    1998 Long-Term Incentive Plan.  Filed as an exhibit to Trans Global Services, Inc. definitive proxy statement for its 1998 annual meeting of stockholders for August 1998.
10.4 *    1999 Long-Term Incentive Plan.  Filed as an exhibit to Trans Global Services, Inc. definitive proxy statement for its 2000 annual meeting of stockholders held in May 2000.
10.5 *    Form of Series A Common Stock Purchase Warrants.  Filed as an exhibit to Trans Global Services, Inc.
          Form 10-K Annual Report for the year ended December 31, 1995.
10.7 *    Credit Agreement dated June 7, 2000 between Trans Global Services, Inc. and Sterling National Bank
10.8 *    Credit Agreement dated October 16, 2001 between Trans Global Services, Inc. and Metro Factors.  Filed
          as an exhibit to Trans Global Services, Inc. Form 8K dated October 16, 2001, File No. 000-23382.
10.9 *    Agreement dated November 15, 2001 between Trans Global Services, Inc. and The Finx Group, Inc.
10.10 *   Termination agreement dated March 7, 2002 between Trans Global Services, Inc. and The Finx Group,
          Inc.
10.11 *   2002 Non-Qualified Stock Option Plan.  Filed as an exhibit to Trans Global Services, Inc. registration statement on Form S-8, File No. 333-81792.
10.12 **  Employment Agreement dated May 1, 2003 between Trans Global Services, Inc. and Arthur P. Grider III
21.1 **   Subsidiaries of the Registrant.
31.1 **   Certification of Arthur P. Grider III, President and Chief Executive Officer of Trans Global Services, Inc.,
          pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.
31.2 **   Certification of Arthur P. Grider III, Chief Financial Officer and Treasurer of Trans Global Services,
          Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.302 of the Sarbanes-Oxley Act of 2002.


32.1 **   Certification of Arthur P. Grider III, President and Chief Executive Officer of Trans Global Services, Inc.,
          pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002
32.2 **   Certification of Arthur P. Grider III, Chief Financial Officer and Treasurer of Trans Global Services,
          Inc., pursuant to 18 U.S.C. Sec.1350, as adopted pursuant to Sec.906 of the Sarbanes-Oxley Act of 2002.

--------------
* Previous Filed
** Filed Herewith

     (d)     Reports on Form 8-K.

     Form 8-K filed on April 11, 2003 with respect to changes in the registrant's certifying accountant and termination of two directors.

     Form 8-K/A filed on April 16, 2003 with respect to changes in the registrant's certifying accountant and termination of two directors.

     Form 8-K/A filed on May 7, 2003 with respect to changes in the registrant's certifying accountant and termination of two directors.

     Form 8-K/A filed on May 16, 2003 with respect to changes in the registrant's certifying accountant and termination of two directors.

     Form 8-K filed on May 29, 2003 with respect to appointment of the registrant's new certifying accountant.

     Form 8-K filed on October 9, 2003 with respect to the resignation of directors and the registrant's chief financial officer and treasurer.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRANS GLOBAL SERVICES, INC.


Date: October 27, 2003
                                     By /s/ Arthur P. Grider III
                                        -------------------------------------
                                        Arthur P. Grider III,
                                        President, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                               Title                              Date
------------------------  ------------------------------------------------  ----------------

/s/ Arthur P. Grider III  President, Chief Executive Officer and Director   October 27, 2003
------------------------            (Principal Executive Officer)
Arthur P. Grider III

                                    INDEX TO FINANCIAL STATEMENTS

TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES . . . . . . . . . . . . . . . . . . . . . . .  PAGE

Independent Auditors Report  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-2
Consolidated Balance Sheets as of December 31, 2002 and 2001 . . . . . . . . . . . . . . .  F-3
Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000  F-4
Consolidated Statements of Changes in Stockholders' Equity for the years ended
  December 31, 2002, 2001 and 2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-5/F-6
Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000  F-7/F-8
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  F-9/F-18




                            INTENTIONALLY LEFT BLANK

                          INDEPENDENT AUDITOR'S REPORT


To the Stockholders and Board of Directors,

     Trans Global Services, Inc.

     Houston, Texas

     We have audited the accompanying consolidated balance sheets of Trans Global Services, Inc. and its subsidiaries as of December 31, 2002, and 2001, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Trans Global Services, Inc. and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

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




/S/ MALONE & BAILEY, PLLC

Houston, Texas
May 30, 2003

                                         TRANS GLOBAL SERVICES, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                             AS OF DECEMBER 31,


                           ASSETS                                         2002           2001
--------------------------------------------------------------------  -------------  ------------
CURRENT ASSETS:
  Cash                                                                $     46,079   $     58,695
  Accounts receivable, net of allowance for doubtful accounts of
    $ 62,500                                                              1,344,521     2,116,793
  Note receivable - i-engineering.com, Inc.                                       -        22,448
  Due from affiliate                                                         27,661             -
  Other current assets                                                       37,472        52,781
                                                                      -------------  -------------
    TOTAL CURRENT ASSETS                                                  1,455,733     2,250,717
PROPERTY AND EQUIPMENT, NET                                                  51,554        92,644
OTHER ASSETS                                                                 43,573        54,922
INTANGIBLE ASSETS, NET                                                            -     1,500,000
                                                                      -------------  -------------
    TOTAL ASSETS                                                       $  1,550,860   $ 3,898,283
                                                                      =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                $    213,144   $   506,065
  Accrued payroll and related taxes and expenses                            840,034       504,318
  Loan payable, Asset - based lender                                        684,753     1,527,847
  Notes payable, Outside investors                                                -        77,819
                                                                      -------------  -------------
    TOTAL CURRENT LIABILITIES                                             1,737,931     2,616,049
                                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER'S EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 5,000,000 shares authorized, none
    issued                                                                        -             -
  Common stock, $.01 par value; 25,000,000 shares
    authorized,15,620,000 and 5,854,295 shares issued and
    outstanding                                                             156,200        58,543
  Additional paid-in capital                                             15,526,332    13,837,173
  Treasury stock                                                         (2,970,812)   (2,970,812)
  Stock subscription receivable                                              (3,531)      (91,593)
  Accumulated deficit                                                   (12,895,260)   (9,551,077)
                                                                      -------------  -------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                   (187,071)    1,282,234
                                                                      -------------  -------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)               $  1,550,860   $ 3,898,283
                                                                      =============  =============


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                              TRANS GLOBAL SERVICES, INC.
                          CONSOLIDATED STATEMENT OF OPERATIONS


                                                        YEARS ENDED DECEMBER 31,
                                               ----------------------------------------
                                                   2002          2001          2000
                                               ------------  ------------  ------------
REVENUES                                       $22,693,508   $27,127,271   $23,325,194
COST OF GOODS SOLD                              20,943,512    24,713,967    20,975,439
                                               ------------  ------------  ------------
GROSS PROFIT                                     1,749,996     2,413,304     2,349,755

OPERATING EXPENSES:
  Selling, General and Administrative Expenses   2,633,648     2,837,332     3,220,718
  Provision for asset impairment                 1,500,000       794,991             -
  Amortization of intangibles                            -       273,528       273,528
  Non - cash stock compensation                    750,000             -             -
                                               ------------  ------------  ------------
                                                 4,883,648     3,905,581     3,494,246
                                               ------------  ------------  ------------

    Loss from operations                        (3,133,652)   (1,492,547)   (1,144,491)

OTHER INCOME (EXPENSE):
  Interest expense                                (261,518)     (311,674)     (471,544)
  Interest income                                       22         6,997       110,036
  Other                                             50,965       (18,494)       73,146
                                               ------------  ------------  ------------

    Loss before income taxes                    (3,344,183)   (1,815,718)   (1,432,853)

INCOME TAXES                                             -             -      (490,000)
                                               ------------  ------------  ------------

NET LOSS                                       $(3,344,183)  $(1,815,718)  $(1,922,853)
                                               =============  ===========  ============

BASIC AND DILUTED LOSS PER SHARE               $      (.32)  $      (.54)  $      (.67)
                                               =============  ===========  ============

WEIGHTED AVERAGE NUMBER OF SHARES
    Basic and diluted                           10,486,115     3,386,733     2,860,700
                                               =============  ===========  ============


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                               TRANS GLOBAL SERVICES, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                              COMMON STOCK
                                              ------------    ADDITIONAL PAID-  TREASURY
                                            SHARES     AMOUNT   IN CAPITAL       STOCK
                                          ----------  --------  -----------  ------------
BALANCE, December 31, 1999                 3,819,716  $ 38,197  $12,887,851  $(2,566,682)
Issuance of below market warrants                  -         -      210,000            -
Issuance of common stock to I-
  engineering.com, Inc.                      270,000     2,700      326,430            -
Purchase of treasury stock, I-
  engineering.com, Inc.                            -         -       75,000     (404,130)
Net loss                                           -         -            -            -
                                          ----------  --------  -----------  ------------

BALANCE, December 31, 2000                 4,089,716    40,897   13,499,281   (2,970,812)
Adjustment, variable price options                           -        3,827            -
Cost of warrants issued for professional
  services                                         -         -        6,139            -
Exercise of stock options                    764,579     7,646       87,926            -
Issuance of common stock - The Finx
  Group, Inc.                              1,000,000    10,000      240,000            -
Stock subscription receivable, options
Net loss                                           -         -            -            -
                                          ----------  --------  -----------  ------------

BALANCE, December 31, 2001                 5,854,295    58,543   13,837,173   (2,970,812)
Exercise of options                          668,705     6,687       40,129            -
Issuance of below market warrants            800,000     8,000      742,000            -
Issuance of common stock for debt            297,000     2,970      147,030            -
Sale of common stock                       8,000,000    80,000      760,000            -
Stock subscription receivable, options             -         -            -            -
Net loss                                           -         -            -            -
                                          ----------  --------  -----------  ------------

BALANCE, December 31, 2002                15,620,000  $156,200  $15,526,332  $(2,970,812)
                                          ==========  ========  ===========  ============


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                  TRANS GLOBAL SERVICES, INC.
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                     SUBSCRIPTION   ACCUMULATED
                                                      RECEIVABLE      DEFICIT        TOTAL
                                                     ------------  -------------  ------------
BALANCE, December 31, 1999                           $         -   $ (5,812,506)    4,546,860
Issuance of below market warrants                              -              -       210,000
Issuance of common stock to I-engineering.com, Inc.            -              -       329,130
Purchase of treasury stock, I-engineering.com, Inc.            -              -      (329,130)
Net loss                                                       -     (1,922,853)   (1,922,853)
                                                     ------------  -------------  ------------

BALANCE, December 31, 2000                                     -     (7,735,359)    2,834,007
Adjustment, variable price options                             -              -         3,827
Cost of warrants issued for professional services              -              -         6,139
Exercise of stock options                                      -              -        95,572
Issuance of common stock - The Finx Group, Inc.                -              -       250,000
Stock subscription receivable, options                   (91,593)             -       (91,593)
Net loss                                                       -     (1,815,718)   (1,815,718)
                                                     ------------  -------------  ------------

BALANCE, December 31, 2001                               (91,593)    (9,551,077)    1,282,234
Exercise of options                                            -              -        46,816
Issuance of below market warrants                              -              -       750,000
Issuance of common stock for debt                              -              -       150,000
Sale of common stock                                           -              -       840,000
Stock subscription receivable                             88,062              -        88,062
Net loss                                                       -     (3,344,183)   (3,344,183)
                                                     ------------  -------------  ------------

BALANCE, December 31, 2002                           $    (3,531)  $(12,895,260)  $  (187,071)
                                                     ============  =============  ============


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                                    TRANS GLOBAL SERVICES, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------
                                                              2002          2001          2000
                                                          ------------  ------------  ------------
OPERATING ACTIVITIES:
  NET LOSS                                                $(3,344,183)  $(1,815,718)  $(1,922,853)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
    Depreciation and amortization                              45,577       552,873       344,194
    Write-off note receivable                                  22,448             -             -
    Issuance of below market options                          750,000             -             -
    Customer list impairment                                1,500,000             -             -
    Goodwill impairment                                             -       581,240             -
    Change in market value of variable price options                -         3,827             -
    Warrants issued for services                                    -         6,139             -
    Deferred income taxes                                           -             -       490,000
    Debt issuance costs                                             -             -       210,000
    Changes in operating assets and liabilities:
      Accounts receivable                                     772,272      (413,795)      815,345
      Other assets                                             26,658        22,418        25,666
      Accounts payable and accrued expenses                  (142,921)       40,084        63,246
      Accrued payroll and related expenses                    335,716        27,164       117,859
                                                          ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (34,433)     (995,768)      143,457

INVESTING ACTIVITIES:
  Capital expenditures                                         (4,487)      (44,555)      (21,529)
  Repayments from ARC Networks                                      -             -     1,171,673
  Note receivable, I-engineering, Inc.                              -             -      (500,000)
  Repayments from I-engineering, Inc.                               -       203,003       274,549
  Other                                                             -        (5,058)      (13,491)
                                                          ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES            (4,487)      153,390       911,202

FINANCING ACTIVITIES:
  Asset-based lender                                         (843,094)      675,812    (1,204,337)
  Proceeds from sale of common stock                          840,000       250,000             -
  Note payable - outside investors                                  -             -     1,000,000
  Repayment note payable - outside investors                  (77,819)      (87,181)     (835,000)
  Exercise of stock options                                    46,816         3,979             -
  Collection of stock subscription receivable                  88,062             -             -
                                                          ------------  ------------  ------------
  Due from affiliate                                          (27,661)            -             -
                                                          ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES           (61,758)      842,610    (1,039,337)

NET INCREASE (DECREASE) IN CASH                               (12,616)          232        15,322

CASH, BEGINNING OF PERIOD                                      58,695        58,463        43,141
                                                          ------------  ------------  ------------

CASH, END OF PERIOD                                       $    46,079   $    58,695   $    58,463
                                                          ============  ============  ============


     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                           TRANS GLOBAL SERVICES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                      YEARS ENDING DECEMBER 31st
                                     ----------------------------
                                       2002      2001      2000
                                     --------  --------  --------
SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest                           $245,326  $302,466  $244,741
                                     ========  ========  ========
  Taxes                              $      -  $      -  $      -
                                     ========  ========  ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
--------------------------------------------

     In 2002, the Company issued 297,000 shares of common stock in exchange for $150,000 in accrued liabilities due to an outside consultant.

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



     SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS.

                  TRANS GLOBAL SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Trans Global Services, Inc. (the "Company" or "Trans Global"), a Delaware corporation, operates through six subsidiaries, Avionics Research Corporation, ["Avionics"], Avionics Research Corporation of Florida [Avionics Florida"], Resource Management International, Inc. ["RMI"], RMI Pendragon, Inc. ["RMI Pendragon"], Phoenix Services, Inc. ["Phoenix Services"], and Truecom, Inc. ("Truecom"). During 2002, the Company created two new subsidiaries, RMI Pendragon and Phoenix Services, Inc. The Company is engaged in providing technical temporary staffing services throughout the United States, principally in the aircraft and aerospace industries.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Trans Global Services, Inc. and its subsidiaries. All intercompany transactions have been eliminated in consolidation.

     Segment Reporting - The Company operates in one reportable segment under the Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information due to its centralized structure.

     Revenue and Direct Cost Recognition - The Company's revenues are derived from its gross billings, which are based on the payroll cost of its worksite employees plus a markup, which is most cases is computed as a percentage of the payroll cost. The gross billings are invoiced at the time payroll is processed. Revenues are recognized during the period the worksite employees perform the services. Revenues that have been recognized but not invoiced are included in accounts receivable on the Company's Consolidated Balance Sheets because the amounts are not material to the consolidated financial statements.

     Historically, the Company has included both components of its gross billings in revenues (gross method) due primarily to the assumption of significant contractual rights and obligations associated with being an employer, including the obligation for the payment of the payroll costs of its worksite employees. The Company is the sole employer and assumes the payroll obligations regardless of whether the Company collects its gross billings.

     The Company takes into consideration its estimates of the costs directly associated with its worksite employees, including payroll taxes, benefits and workers' compensation costs, plus an acceptable gross profit margin in gross billings. As a result, the Company's operating results are significantly impacted by the Company's ability to accurately estimate, control and manage its direct costs relative to the revenues derived from the markup component of the Company's gross billings.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Cash and Cash Equivalents - The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2002 and 2001.

     Property and Equipment - Property and Equipment is stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using straight-line and accelerated methods over the estimated useful lives of the respective assets. Amortization of leasehold improvements is provided using the straight-line method over the term of the respective lease or the useful life of the asset, whichever period is less. Estimated useful lives range from 3 to 5 years.

     Expenditures for maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed currently while major repairs are capitalized.

     Impairment - The Company reviews certain long-lived assets, including goodwill and other intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. [See Note 7]

     Stock Options and Similar Equity Instruments - At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for these plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. During 2002, the Company recorded compensation expense totaling $750,000 upon the issuance of stock options at below market value. In 2001 and 2000, no stock-based compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     The following table illustrates the effect on net income and earnings per share if they had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                     YEARS ENDED DECEMBER 31,
                                             ----------------------------------------
                                                 2002          2001          2000
                                             ------------  ------------  ------------
Net loss, as reported                        $(3,344,183)  $(1,815,718)  $(1,922,853)
Deduct: Total stock-based employee
  compensation expense determined under the
  fair value based method for all awards         (30,239)       (4,772)      (42,300)
                                             ------------  ------------  ------------
Pro forma net loss                           $(3,374,422)  $(1,820,490)  $(1,965,153)
                                             ============  ============  ============

Loss per share:
Basic and diluted - as reported              $     (0.32)  $     (0.54)  $     (0.67)
                                             ============  ============  ============
Basic and diluted - pro forma                $     (0.32)  $     (0.54)  $     (0.69)
                                             ============  ============  ============

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2002 and 2001 and 2000: no dividend yield and expected volatility of 200%, 201% and 127%, respectively; risk-free interest rate of 4.0% &, 4.8% and 6.2%, respectively and expected lives of 5 years.

     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the Company's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

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

     Earnings Per Share - The Company is required to provide basic and dilutive earnings (loss) per common share information. The basic net loss per common share is computed by dividing the net loss applicable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders, adjusted on an "as if converted" basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For the years ended December 31, 2002, 2001 and 2000, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

     Fair Value of Financial Instruments - The carrying amounts of cash, trade receivables and payables, and short-term debt approximate fair value because of the short term maturities of these instruments.

     Concentration of Credit Risk - The Company extends credit to customers, which results in accounts receivable arising from its normal business activities. The Company does not require collateral or other security to support financial instruments subject to credit risk. It routinely assesses the financial strength of its customers and believes that its accounts receivable credit risk exposure is limited. Such estimate of the financial strength of such customers may be subject to change in the near term. At December 31, 2002 and 2001, a significant portion of the Company's receivables were derived from four customers (See Note 14).

     New Accounting Pronouncements - In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145, which is to be applied to all periods presented, is effective for the Company beginning January 1, 2003. The adoption of SFAS No. 145 did not have an impact on the Company's consolidated statements of operations or consolidated balance sheets.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. SFAS No. 146, which requires that costs related to exiting an activity or to a restructuring not be recognized until the liability is incurred, is effective for the Company beginning January 1, 2003 and is to be applied on a prospective basis.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation, Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires fair value method pro forma disclosures to be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires similar disclosures in interim financial statements. The transition and disclosure requirements of SFAS No. 148 were adopted by the Company in 2002.

NOTE 3 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America which contemplates continuation of the Company as a going concern and realization of assets and settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company had a loss from operations of $3,344,183, a working capital deficiency of approximately $282,000, and an accumulated deficit of approximately $12,895,000, that raise substantial doubt about the Company's ability to continue as a going concern. Management plans to seek additional financing through equity issuances, mergers and/or acquisitions consistent with its original business plan, although it has no agreements or understandings with respect to any financing, merger or acquisition and it may not be successful in securing such agreement or understanding. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

NOTE 4 - ACCOUNTS RECEIVABLE AND LOAN PAYABLE - ASSET BASED LENDER

     On October 16, 2002, we entered into a one-year asset-based lending agreement with Metro Factors, Inc., which provides the Company with a maximum availability of $2.5 million. Funds can be advanced in an amount equal to 85% of the total face value of the eligible accounts receivables, with the asset-based lender having the right to hold in reserve 15% of the outstanding and unpaid receivables financed. The interest rate is equal to prime plus 2.5% on the borrowed funds plus a fee of .7% of the receivables financed. The minimum monthly fees payable to the asset-based lender is $12,000. The asset-based lender has a security interest in all of the Company's assets including accounts receivables, contract rights, personal property, and fixtures. This facility replaced an agreement with the prior asset-based lender. At December 31, 2002 and 2001, borrowings were $684,753 and $1,527,847, respectively. The interest rate (exclusive of any fees) payable by the Company at December 31, 2002 was 6.75%. In January 2003, the agreement was extended for one year.

NOTE 5 - PROPERTY AND EQUIPMENT

     Property, plant and equipment consisted of the following as of December
31,:

                                                    2002        2001
                                                 ----------  ----------
Equipment                                        $ 508,804   $ 504,956
Furniture and fixtures                             213,087     212,446
Leasehold improvements                             100,510     100,510
                                                 ----------  ----------
                                                   822,401     817,912
Less: accumulated depreciation and amortization   (770,847)   (725,268)
                                                 ----------  ----------
    Net property, plant and equipment            $  51,554   $  92,644
                                                 ==========  ==========

     Depreciation expense charged to operations was $ 45,577 in 2002, $65,594 in 2001 and $70,666 in 2000.

NOTE 6 - NOTE RECEIVABLE - I-ENGINEERING.COM

     At December 31, 2001, the Note Receivable from I-engineering.com, Inc. is shown net of an allowance of $27,552. During 2002, the Company wrote-off the remaining balance of the note.

NOTE 7 - INTANGIBLES

     The Company acquired its major subsidiaries during 1994. As part of the purchase agreements, the Company acquired customer lists and goodwill. Goodwill represented the excess of the acquisition costs over the fair value of net assets of business acquired. Amortization expense was calculated on a straight-line basis over twenty years until 2002 when the Company adopted SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 eliminated amortization of goodwill, which would have resulted in a decrease in the net loss of $48,581 in 2001 and 2000.

     Customer Lists represent listings of customers obtained through acquisitions to which the Company can market its services. Customer Lists were recorded at cost and are amortized on a straight - line basis over the estimated useful life of fifteen years. The original value of the customer list was $3,374,477 with accumulated amortization of $1,660,726 at December 31, 2001.

     The Company reviewed Goodwill and other intangibles to assess recoverability from future operations using undiscounted cash flows. The 2002 and 2001 reviews indicated impairment, which resulted in charges against operations. In 2002, due to the continued significant losses from operations, negative cash flows from operations and projected future negative cash flows from operations, management determined the remaining value of the customer list was impaired. Therefore, the Company recorded a provision for asset impairment in 2002 totaling $1,500,000. In 2001, management determined that there was no continuing market value to the goodwill and wrote-off $581,240 in 2001. In addition, management determined that the estimated fair value of the customer lists was less than its carrying value as of December 31, 2001, due in part to the action taken by the Boeing Company in not engaging us in new assignments, and impaired the intangible by approximately $210,000 to reflect the estimated fair value at December 31, 2001.

NOTE 8 - INCOME TAXES

     Due to losses generated during the periods prior to and including December 31, 2002, the Company has available a net operating loss carryforward of approximately $8,000,000. In view of this loss and the limitations of Section 382 of the Internal Revenue Code resulting from change in ownership in 2002, management has estimated the Company's deferred tax asset and current tax liability to be zero. The current estimated net operating losses will expire in the years 2009 through 2022.

     The estimated net deferred taxes consist of the following at December 31, 2002 and 2001:

     Deferred tax asset                      $         -    $2,721,000
     Deferred tax asset valuation allowance   (3,350,000)   (2,721,000)
     Deferred tax liability                            -             -
                                             ------------  ------------
                                                       -             -
                                             ============  ============

     During 2002 and 2001, the Company had no provision for income taxes. During 2000, the Company had deferred state income tax expense of $108,000 and deferred federal income tax expense of $382,000.

NOTE 9 - STOCKHOLDERS EQUITY

     At December 31, 2002, the authorized capital stock of the Company consisted of 5,000,000 shares of preferred stock, par value $.01 per share, and 25,000,000 shares of common stock, par value $.01 per share. The Board of Directors has the right to create and to define the rights, preferences and privileges of the holders of one or more series of Preferred Stock.

     In July 2002, the Company sold 1,000,000 shares of Common Stock to Phoenix Marketing Services, Inc. ("Phoenix") an unaffiliated company, for a purchase price of $100,000.

     In August 2002, the Company and NAG Financial, LLC ("NAG"), a Texas limited liability company and an affiliate of Phoenix, purchased 7,000,000 share of common stock for $740,000. NAG or its associates agreed to transfer to the Company contracts or contract rights relating to temporary staffing or other similar or related services. The Company agreed to pay NAG a fee of 2% of net collections from the contracts assigned to it, up to a maximum of $1,000,000. In addition, the Company will issue one share of a newly created series of preferred stock for each $.21 of gross profit generated from the assigned contracts through June 30, 2005, up to a maximum of 2,000,000 shares of the preferred stock. Each of the shares of preferred stock will be convertible into two shares of common stock and would have the right to vote with the common stock, with each share of the preferred stock having two votes.

     The 8,000,000 shares of Common Stock issued to Phoenix and NAG constitute 56.5% of the Company's Common Stock resulting in a change in control. The majority stockholder of Phoenix and NAG became the President and Chief Executive Officer of the Company.

     In 2002 options to purchase 668,705 shares of Common Stock were exercised for $46,816.

     In February 2002, the Company issued 297,000 shares of common stock to an outside consultant in exchange for accrued liabilities totaling $150,000.

     On November 15, 2001, the Company issued 5,000,000 shares of common stock to The Finx Group, Inc. ("Finx"), in exchange for 2,500,000 shares of Finx common stock. Also, Finx agreed to invest $1,000,000, for shares of preferred stock, which were convertible into 3,000,000 shares of Common Stock. In December 2001, Finx invested $250,000 and received preferred stock convertible into 750,000 shares of Common Stock. On March 7, 2002, the agreement was terminated, Finx returned to the Company 4,000,000 shares of Common Stock, the Company returned to Finx the 2,500,000 shares of Finx Common Stock and all of the shares of preferred stock that were issued or issuable pursuant to the November 2001 agreement were cancelled. The effects of the cancellation are reflected retroactively in the consolidated financial statements for the year ended December 31, 2001. The net effect of the transaction was the issuance by the Company of 1,000,000 shares of Common Stock to designees of Finx for $250,000, which is reflected in the consolidated financial statements. Designees of Finx, including Mr. Lewis S. Schiller and members of his family, hold the 1,000,000 shares. Mr. Schiller was the Company's chief executive officer and chairman of the Company's board of directors from December 2001 until March 2002.

     In 2000, the Company (i) loaned $500,000 to i-engineering.com on a short-term basis, (ii) issued 270,000 shares of Common Stock to i-engineering.com and (iii) acquired a minority interest in i-engineering.com. The value of this interest was determined by the market value of the Company's shares exchanged which was $329,135.

     On December 5, 2000, following the failure of i-engineering.com, Inc. to make a timely payment of principal and interest of $223,951, the Company extended the payment of the note in exchange for 270,000 shares of Common Stock, and the Company returned to i-engineering.com the shares it received from I-engineering.com. During 2001 and 2000, the Company collected $477,552. In 2002, the Company wrote-off the remaining $22,448 as bad debt expense.

     In January 2000, the Company raised $1 million through the issuance of 10% subordinated promissory notes due July 2001 or earlier upon the Company's receipt of payment of the note from Arc Networks, Inc. In connection with the subordinated notes, the Company issued warrants to purchase 575,000 shares of the Company's common stock at $.35 per share to the investors, the placement agent and others who assisted the Company in the financing, including a director of the Company. The Company incurred a financing charge of $210,000, which was credited to paid in capital for the fair value of the warrants. The Company also agreed to transfer to the lenders 10% of its equity interest in i-engineering.com (See Notes 6 and 8). At December 31, 2002 and 2001, the unpaid balance of these notes, including accrued interest, is approximately $0 and $78,000.

NOTE 10 - STOCK OPTION AND WARRANTS

     Warrants - At December 31, 2002 there was a warrant outstanding to purchase 50,000 shares of common stock at .125 which has a remaining life of four years and warrants to purchase 75,650 shares of common stock at $21 per share which were exercisable immediately upon issuance and expire 45 days after the effective date of the first registration statement under the Securities Act of 1933, as amended, in which the holders of the warrants are given the opportunity to include the shares of Common Stock issuable upon exercise of the warrants.

     Options - In January 2002, the Company's board of directors approved the Year 2002 Non-Qualified Stock Option Plan, pursuant to which non-qualified stock options could be granted for 3,500,000 shares. Pursuant to this plan, the chief executive officer granted options to purchase a total of 3,100,000 shares of common stock at an exercise price of $.05 per share. All of such options were exercised in January and February 2002. The grants included a grant of an option to purchase 2,500,000 shares to a non-affiliated consultant who exercised such option in full, and subsequently cancelled the exercise and returned to the Company 2,300,000 of the shares. As a result of the grant of the options at an exercise price, which was below the then current market price, the Company recognized a non-cash charge to earnings of approximately $750,000, on the 800,000 shares of the Company's common stock issued.

     On April 12, 2002, the board of directors terminated the 1998 and 1999 incentive stock option plans. At such date, there were outstanding options to purchase 20,000 shares of Common Stock, which remain outstanding. On that date, the board of directors granted options to purchase 758,705 shares of Common Stock under the Company's 2002 Non-Qualified Stock Option Plan to employees at $.07 per share, which was the fair market value on such date. In 2002 options to purchase 668,705 shares of Common Stock were exercised.

     On December 3, 2002, the board of directors and stockholders approved the 2002 Long-Tem Incentive Plan covering 1,000,000 shares of common stock. The option plan will be administered by the compensation committee of the Company's board of directors. Options may be issued to key employees, including officers and directors and consultants. The plan provides for automatic grants to each non-employee director to purchase 15,000 shares of common stock on April 1st of each year, commencing April 1, 2003. In any non-employee director is first elected to the board after April 1st in any year, the director will receive the automatic grant on an option to purchase 25,000 shares of common stock with an exercise price equal to the fair market value on the date of grant. The non-employee director options vest immediately and have a life of five years. On December 3, 2002, 75,000 shares were automatically granted as a result of the election of three outside directors.

     On January 10, 2001, the board of directors reduced the exercise price of all outstanding stock options (covering approximately 785,000 shares) granted under the stock option plans to $.125 per share, the fair market value at that time. As a result of this amendment to the options, the options are treated as variable-price options, and the Company incurred compensation expense for each period equal to the increase in the value of the underlying common stock from the date of the amended option exercise price or the beginning of the period, as the case may be, to the market price on the date the option is exercised or the last day of the period. If the stock price declines, the Company will recognize compensation income, which will be treated as a reduction in general and administrative expenses, based on the decline in the market price. All but 20,750 of the options were exercised on April 12, 2001 on which date the market price was $.13 per share. Accordingly, we recognized a non-cash compensation expense equal to the difference between the strike price ($.125) and the market price at April 12, 2001 ($.13). This amount ($3,827) was included in general and administrative expenses. This charge was credited to capital in excess of par value. Also, on January 10, 2001, the board of directors agreed to accept as payment for the exercise price, non-interest bearing non-recourse notes due January 10, 2006, from the exercising option holders. The remaining 20,750 shares expired in 2001.

     These notes receivable are to be paid from the proceeds of any sales of the shares. These shares are being held by the Company as security for payment. The exercising option holder will have the right to vote the shares, such right to terminate if the note is not paid at maturity. During December 2001, notes in the principal amount of $3,979 were paid, and in January 2002, notes in the principal amount of $71,237 were paid principally by applying the accrued but unpaid salaries due several of the option holders. As of December 31, 2002 and 2001, $3,531and $91,593, respectively, was outstanding related to these notes and is presented as contra-equity.

     Except as described in the preceding paragraphs, no compensation cost was recognized for stock-based employee awards.

     A summary of the activity under the Company's stock option plans is as follows:

Outstanding, January 1, 2000                               $777,321
Granted                                                      67,333
Canceled or expired                                         (59,825)
Exercised                                                         -
                                                        ------------
Outstanding, December 31, 2000                              784,829
                                                        ============
Exercisable at December 31, 2000                            784,829
                                                        ============
Weighted-average fair value of options, granted during
  the year                                              $      .712
                                                        ============

Outstanding, January 1, 2001                            $   784,829
Granted                                                      20,000
Canceled or expired                                         (20,250)
Exercised                                                  (764,579)
                                                        ------------
Outstanding, December 31, 2001                               20,000
                                                        ============
Exercisable at December 31, 2001                             20,000
                                                        ============
Weighted-average grant-date fair value of options,
  granted during the year                               $     .0125
                                                        ============


Outstanding, January 1, 2002                            $    20,000
Granted                                                   1,633,705
Canceled or expired                                         (90,000)
Exercised                                                (1,468,705)
Outstanding, December 31, 2002                               95,000
                                                        ============
Exercisable at December 31, 2002                             95,000
                                                        ============
Weighted-average grant-date fair value of options,
  granted during the year                               $       .07
                                                        ============
Weighted-average remaining, years of contractual life             5
                                                        ============

NOTE 11 - EMPLOYMENT BENEFIT PLANS

     The Company sponsors a Qualified Retirement Plan under section 401(k) of the Internal Revenue Code. Employees become eligible for participation after completing three months of service and attaining the age of twenty-one. The Company has the option to make a matching contribution to the Plan; however, for the years ended December 31, 2002, 2001, and 2000, it has not made any matching contributions to the Plan.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating leases, which expire in various years through 2012. On February 1, 2002, the Company entered into a ten-year lease for the office space used by the Company's New York operations. In addition to the base rent, the Company will also pay any increase in real estate taxes over the base year that relate to the square footage occupied by the Company.

     The following is an analysis of future minimum lease commitments as of December 31, 2002:

                            2003        $  172,000
                            2004           178,000
                            2005           184,000
                            2006           177,000
                            2007           179,000
                            Thereafter     996,000
                                          --------
                                        $1,886,000
                                        ==========

     Rent expense amounted to $302,194, $231,693 and $208,717, for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company had employment agreements with its former chief executive officer and former chief financial officer, which were set to expire in 2005. Pursuant to the agreements, the officers were to receive minimum annual compensation of $260,000 and $160,000, respectively, subject to an annual increase equal to the greater of the increase in the cost of living index or 5%. The officers were to be entitled to a bonus of 5% of the Company's income before taxes. The officers were also potentially entitled to severance payments in the event of a termination of their employment.

     In April 2003, the Company's Board of Directors suspended the Chief Executive Officer and Chief Financial Officer. The Company filed a lawsuit seeking a judicial declaration that these two officers can be terminated for cause. The two officers filed counterclaims against the Company for payment under the terms of their employment agreements. (See Note 16)

     In May 2003, the Company entered into an employment agreement with its new President for the term of two years. The annual compensation under the agreement is a base salary of $200,000 with discretionary bonuses calculated by the Company's board of directors. Because of the company's poor cash flow, Mr. Grider's compensation has been reduced to $132,000.

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

NOTE 13 - RELATED PARTY TRANSACTIONS

     During 2002, the Company had a change in control as a result of the sale of common stock sold to a group on investors controlled by the new President (see note 10). During the fourth quarter 2002, the Company entered into a new contract with a customer to provide staffing through a newly formed subsidiary, RMI Pendragon. Because of the Company's poor cash flow the payroll related costs incurred during the fourth quarter related to this contract were initially funded through a bank account of a corporation controlled by the new President and majority stockholder of the Company. In addition, all deposits received from the new customer were deposited in a bank account of a corporation owned by the President. The President also incurred other operating expenses on behalf of the subsidiary, which were charged back to the Company. The net balance due from the corporation owned by the president at December 31, 2002 was $27,661 and is included in due from affiliates.

NOTE 14 - MAJOR CUSTOMERS

     In 2002, four customers accounted for net revenues of approximately $15.0 million, or 66% of the Company's net revenue. In 2001, these four customers accounted for net revenue of approximately $20.0 million, or 74% of the Company's total revenue. In 2000, these four customers accounted for net revenue of approximately $ 16.0 million or 67% of the Company's total revenue. Accounts receivable of $ 590,000 and $1,363,000 was due from these customers collectively at December 31, 2002 and 2001, respectively.

NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                     Quarter Ended
                                  ------------------------------------------------------
                                    March 31      June 30       Sept. 30      Dec. 31
                                  ------------  ------------  ------------  ------------
Year ended December 31, 2002:
Revenues                          $ 5,206,452   $ 5,532,220   $ 5,729,262   $ 6,225,574
Cost of goods Sold                 (4,865,993)   (5,116,301)   (5,275,684)   (5,684,534)
                                  ------------  ------------  ------------  ------------
Gross Profit                      $   340,459   $   415,919   $   453,578   $   540,040

Operating Loss                       (978,105)     (292,399)     (227,196)   (1,635,952)

Net Loss                           (1,047,248)     (301,357)     (302,131)   (1,693,447)

Basic and diluted loss per share         (.21)         (.05)         (.03)         (.10)

                                                     Quarter Ended
                                  ------------------------------------------------------
                                    March 31      June 30       Sept. 30      Dec. 31
                                  ------------  ------------  ------------  ------------
Year ended December 31, 2001:
Revenues                          $ 6,678,193   $ 7,274,485   $ 7,098,087   $ 6,076,506
Cost of Goods Sold                 (6,200,753)   (6,594,798)   (6,470,384)   (5,448,032)
                                  ------------  ------------  ------------  ------------
Gross Profit                      $   477,440   $   679,687   $   627,703   $   628,474
Operating Loss                       (359,926)     (125,704)     (120,224)     (886,693)
Net Loss                             (400,343)     (187,650)     (191,720)   (1,036,005)
Basic and diluted loss per share         (.15)         (.06)         (.06)         (.28)

NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED)

     On January 1, 2003, the majority stockholder assigned most of the customers from his privately owned entities over to the Registrant. These customers will be accounted for under the RMI Pendragon subsidiary. The majority stockholder will receive 2% of gross revenues up to a maximum of $1,000,000 as consideration for the assigned customers as well as one share of a newly created series of preferred stock for each $0.21 of gross profit generated from the assigned contracts through June 30, 2005, up to a maximum of 2,000,000 shares of our preferred stock. Each of the shares of our preferred stock would be convertible into two shares of our common stock and would have the right to vote with the common stock, with each share of the preferred stock having two votes.

     On or about the July 3, 2003 a settlement was reached between Trans Global and the former Chairman and CFO and an agreement was executed. Under the terms of the settlement agreement a corporation owned by the majority stockholder will pay a total sum of $261,000 to the former Chairman and former CFO, to be allocated as agreed between the Defendants. The Defendants were paid the sum of $101,400 on July 7, 2003. Trans Global paid or shall also pay $55,600 to the individuals at the rate of $6,950 per week with payments beginning on June 27, 2003 and continuing on July 4, 2003, July 11, 2003, July 18, 2003, July 25, 2003, August 1, 2003, August 8, 2003, with the last $6,950 payment being made on August 15, 2003. Thereafter, Trans Global shall pay Defendants the sum of $1,000.00 per week commencing on Friday, August 22, 2003 and continuing for a period of 103 weeks. The Company owned by the majority stockholder executed a Promissory Note in the amount of $104,000 bearing interest at the rate of 2% per annum payable to the Defendants. Trans Global will reimburse the Company owned by the majority stockholder the funds paid on behalf of Trans Global.

     Subsequent to December 31, 2002, Trans Global has suffered significant cashflow problems. As result, Trans Global's subsidiaries did not pay the majority of their payroll tax obligations from January 1, 2003 through August 31, 2003. The estimated liability at August 31, 2003 is approximately $4, 528,164.88. Estimated penalties and interest for non-payment and non filing could be as high as $3,150,000.00 if the Company is unable to negotiate any relief.

                                                                    ATTACHMENT A

                         CHARTER OF THE AUDIT COMMITTEE
                            OF THE BOARD OF DIRECTORS
                         OF TRANS GLOBAL SERVICES, INC.

     Audit  Committee Purpose.  The Audit Committee of the Board of Directors of
     ------------------------
Trans Global Services, Inc., a Delaware corporation, (the "Company") is appointed by the Board of Directors to assist the Board of Directors in fulfilling its oversight responsibilities. The Audit Committee's primary duties and responsibilities are to:

-    Monitor the integrity of the Company's financial reporting process.

- Provide systems of internal controls regarding finance, accounting, and legal compliance.

- Monitor the independence and performance of the Company's independent auditors.

- Provide an avenue of communication among the independent auditors, management, and the Board of Directors.

     The Audit Committee has the authority to conduct any investigation appropriate to fulfilling its responsibilities and it has direct access to the independent auditors as well as anyone in the organization. The Audit Committee has the ability to retain, at the Company's expense, special legal, accounting, or other consultants or experts it deems necessary in the performance of its duties.

     Audit Committee Composition and Meetings. Audit Committee members shall
     ----------------------------------------
meet the requirements of the National Association of Securities Dealers and the criteria set forth in the Appendix 1 attached hereto. The Audit Committee shall be comprised of two or more directors as determined by the Board of Directors, each of whom shall be independent non-executive directors, free from any relationship that would interfere with the exercise of his independent judgment. All members of the Audit Committee shall have a basic understanding of finance and accounting and be able to read and understand fundamental financial statements, and at least one member of the Audit Committee shall have accounting or related financial management expertise.

     Audit Committee members shall be appointed by the Board of Directors on recommendation of a nominating committee. If an audit committee Chairman is not designated or present, the members of the Audit Committee may designate a Chairman by majority vote of the Audit Committee membership.

     The Audit Committee shall meet at least three times annually, or more frequently as circumstances dictate. The Audit Committee Chairman shall prepare and/or approve an agenda in advance of each meeting. The Audit Committee should meet privately in executive session at least annually with management, the independent auditors and as a committee to discuss any matters that the Audit Committee or each of these groups believes should be discussed.

AUDIT  COMMITTEE  RESPONSIBILITIES  AND  DUTIES.
-----------------------------------------------

     Review  Procedures.
     ------------------

- Review and reassess the adequacy of this Charter at least annually. Submit the charter to the Board of Directors for approval and have the document published at least every three years in accordance with the Securities and Exchange Commission regulations.

- Review the Company's annual audited financial statements prior to filing or distribution. Review should include discussion with management and independent auditors of significant issues regarding accounting principles, practices and judgments.

     In consultation with the management and the independent auditors, consider the integrity of the Company's financial reporting processes and controls. Discuss significant financial risk exposures and the steps management has taken to monitor, control and report such exposures. Review significant findings prepared by the independent auditors together with management's responses including the status of previous recommendations.

     Independent Auditors. The independent auditors are ultimately accountable
     ---------------------
to the Audit Committee and the Board of Directors. The Audit Committee shall review the independence, and performance of the auditors and annually recommend to the Board of Directors the appointment of the independent auditors or approve any discharge of auditors when circumstances warrant.

- Approve the fees and other significant compensation to be paid to the independent auditors.

- On an annual basis, the Audit Committee should review and discuss with the independent auditors all significant relationships they have with the Company that could impair the auditors' independence.

- Review the independent auditors' audit plan, and discuss scope, staffing, locations, reliance upon management and internal audit and general audit approach.

- Prior to releasing the year-end earnings, discuss the results of the audit with the independent auditors. Discuss certain matters required to be communicated to audit committees in accordance with the American Institute of Certified Public Accountants Statement of Auditing Standards No. 61.

- Consider the independent auditors' judgment about the quality and appropriateness of the Company's accounting principles as applied in its financial reporting.

     Legal  Compliance.  On  at least an annual basis, review with the Company's
     -----------------
counsel, any legal matters that could have a significant impact on the organization's financial statements, the Company's compliance with applicable laws and regulations, inquiries received from regulators or governmental agencies.

OTHER  AUDIT  COMMITTEE  RESPONSIBILITIES.
------------------------------------------

- Annually prepare a report to stockholders as required by the Securities and Exchange Commission. The report should be included in the Company's annual proxy statement.

- Perform any other activities consistent with this Charter, the Company's Bylaws and governing law, as the Audit Committee or the Board of Directors deems necessary or appropriate.

- Maintain minutes of meetings and periodically report to the Board of Directors on significant results of the foregoing activities.

- Establish, review and update periodically a Code of Ethical Conduct and ensure that management has established a system to enforce this Code.

-    Periodically perform self-assessment of audit committee performance.

- Review financial and accounting personnel succession planning within the Company.

- Annually review policies and procedures as well as audit results associated with directors' and officers' expense accounts and perquisites. Annually review a summary of directors' and officers' related party transactions and potential conflicts of interest.

                                          By Order of the Board of Directors,



                                          By  /s/ Arthur Grider
                                             -----------------------------------
                                             Arthur Grider, President



Dated October 13, 2003

                                                                      APPENDIX 1

                           TRANS GLOBAL SERVICES, INC.
                    DEFINITION OF INDEPENDENCE AS IT PERTAINS
                           TO AUDIT COMMITTEE MEMBERS

     To be considered independent, a member of the Audit Committee cannot:

     1. Have been an employee of the Company or its affiliates within the last three years;

     2. Have received compensation from the Company or its affiliates in excess of $60,000 during the previous fiscal year, unless for board service, in the form of a benefit under a tax-qualified retirement plan, or non-discretionary compensation;

     3. Be a member of the immediate family of an executive officer of the Company or any of its affiliates, or someone who was an executive officer of the Company or any of its affiliates within the past three years;

     4. Be a partner, controlling stockholder, or executive officer of a for profit organization to which the Company made, or from which the Company received payments (other than those arising solely from investments in the Company's securities) in any of the past three years in excess of the greater of $200,000 or five percent of the consolidated gross revenues for that year of either organization; or

     5. Be employed as an executive of another entity where any of the Company's executives serves on that other entity's compensation committee.

     Subject to compliance with the listing requirements of The Nasdaq Stock Market or any applicable stock exchange and the regulations of the Securities and Exchange Commission, and under the limited circumstances set forth in such listing requirements and regulations, one person (who is not a current employee or family member of an employee) not meeting the foregoing criteria may be appointed to the Audit Committee if the Board of Directors (i) determines that the best interests of the Company and its stockholders so require, and (ii) discloses, in the next annual proxy statement subsequent to such determination, the nature of the relationship and the reasons for that determination.

                                                                    ATTACHMENT B

                                   CHARTER OF
                           THE COMPENSATION COMMITTEE
                            OF THE BOARD OF DIRECTORS
                         OF TRANS GLOBAL SERVICES, INC.

     Committee Composition.  The Compensation Committee (the "Committee") of the
     ---------------------
Board of Directors (the "Board") of Trans Global Services, Inc., a Delaware corporation (the "Company"), will be comprised of at least two members of the Board who are not employees of the Company. The members of the Committee, including the Committee Chairman, will be annually appointed by and serve at the discretion of the Board.

     Functions and Authority.  The operation of the Committee will be subject to
     ------------------------
the Articles of Incorporation of the Company and applicable Delaware laws and any other applicable laws, rules or regulations, as in effect from time to time. The Committee will have the full power and authority to carry out the following responsibilities:

     1. To recommend the salaries, bonuses and incentives, and all cash, equity and other forms of compensation (the "total compensation") paid to the President and Chief Executive Officer of the Company, other members of the management of the Company as may be required under Delaware law, and advise and consult with the Chief Executive Officer regarding the compensation scheme for all executive officers.

     2. To advise and consult with management to establish policies, practices and procedures relating to the Company's employee stock, option, cash bonus and incentive plans and employee benefit plans and, as may be required under applicable law, and administer any such plans.

     3. To administer the Company's employee stock option plan and perform the functions contemplated to be performed by the management with respect to the President and Chief Executive Officer and all plan participants who may be deemed "officers" for purposes of Section 16 of the Securities Exchange Act of 1934, as amended.

     4. To advise and consult with management regarding managerial personnel policies and compensation schemes.

     5. To review and make recommendations to the full Board concerning any fees and other forms of compensation paid to members of the Board for Board and committee service.

     6. To exercise the authority of the Board concerning any policies relating to the service by the President and Chief Executive Officer, or any other member of management or executive officer, as a director of any unrelated company, joint venture or other enterprise.

     7. At the Committee's sole discretion, to review all candidates for appointment to senior managerial or executive officer positions with the Company and provide a recommendation to the Board.

     8. At the Committee's sole discretion, to annually or periodically interview all officers who directly report to the President and Chief Executive Officer.

     9. To administer the annual performance review of the President and Chief Executive Officer this is completed by the full Board. The Committee Chairman together with the Chairman of the Board shall review the results of the performance evaluation with the Chief Executive Officer.

     10. To perform such other functions and have such other powers as may be necessary or convenient in the efficient discharge of the foregoing responsibilities and as may be delegated by the Board from time to time.

     11. To regularly report to the Board the activities of the Committee, or whenever it is called upon to do so.

     Meetings.  The  Committee  will  hold  regular  meetings  each  year as the
     --------
Committee may deem appropriate. The President and Chief Executive Officer and Chairman of the Board, and any other invited employees and outside advisers, may attend any meeting of the Committee, except for portions of the meetings where his or their presence would be inappropriate, as determined by the Committee Chairman.

     Minutes and Reports.  The  Committee  will keep minutes of each meeting and
     -------------------
will distribute the minutes to each member of the Committee, and to members of the Board who are not members of the Committee and the Secretary of the Company. The Committee Chairman will report to the Board the activities of the Committee at the Board meetings or whenever so requested by the Board.

                                         By Order of the Board of Directors,



                                         By /s/ Arthur Grider
                                           ------------------------------------
                                           Arthur Grider, President


Dated  October 13, 2003.

                                                                    ATTACHMENT C

                       CODE OF ETHICS FOR SENIOR EXECUTIVE
                      OFFICER AND SENIOR FINANCIAL OFFICERS

     In addition to the Code of Business Conduct and Ethics of Trans Global Services, Inc. (the "Company") that apply to all employees and directors of the Company, the CEO and all financial officers, including the principal financial officer and the principal accounting officer, are bound by the provisions set out below. Collectively the Officers of the Company to whom this Code of Ethics applies are called "the Officers".

     1. The Officers are responsible for full, fair, accurate, timely and understandable disclosure in all periodic reports and financial disclosures required to be filed by the Company with the SEC or disclosed to shareholders and/or the public.

     2. Therefore, the Officers shall immediately bring to the attention of the Audit Committee, [or Disclosure Compliance Officer], any material information of which the employee becomes aware that affects the disclosures made by the Company in its public filings and assist the Audit Committee [or Disclosure Compliance Officer] in fulfilling its responsibilities for full, fair, accurate, timely and understandable disclosure in all periodic reports required to be filed with the SEC.

     3. Each of the Officers shall immediately bring to the attention of the Audit Committee [or Disclosure Compliance Officer] any information he may have concerning:

          (a) defects, deficiencies, or discrepancies related to the design or operation of internal controls which may affect the Company's ability to accurately record, process, summarize, report and disclose its financial data or

          (b) any fraud, whether or not material, that involves management or other employees who have influential roles in the Company's financial reporting, disclosures or internal controls.

     4. The Officers shall promptly notify the Company's General Counsel, or the CEO as well as the Audit Committee of any information he or she may have concerning any violation of the Company's Code of Ethics, including any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company's financial reporting, disclosures or internal controls.

     5. The Officers shall immediately bring to the attention of the General Counsel or the CEO and the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulation applicable to the Company and the operation of its business, by the Company or any agent of the Company.

     6. The Board of Directors shall determine, or designate appropriate persons to determine, the appropriate actions to be taken in the event of a reported violation of the Code of Ethics. The actions taken shall be designed to deter wrongdoing and to promote accountability for adherence to the Code of Ethics. Such action may include a written notice to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension without pay or benefits (as determined by the Board) and termination of employment.

     In determining what action should be taken, the Board, or its designee, shall take into account all relevant information, including

-    the nature and severity of the violation,

-    whether the violations was a single occurrence or repeated occurrences,

-    whether the violation appears to have been intentional or inadvertent,

- whether the individual in question had been advised prior to the violation as to the proper course of action and

- whether or not the individual in question has committed other violations in the past.